Form 10-Q
period 2019-09-30
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2019-11-08
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes  ___ No  X

As of October 31, 2019 there were 148,744,079 shares of the registrant's common stock outstanding.

LADENBURG THALMANN FINANCIAL SERVICES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS

Cash and cash equivalents	$251,033	$182,693
Securities owned, at fair value	4,601	10,923
Receivables from clearing brokers	27,835	24,068
Receivables from other broker-dealers	5,597	7,078
Notes receivable from financial advisors, net	7,459	5,809
Other receivables, net	67,419	68,942
Insurance trailing commissions receivable	67,290	64,300
Fixed assets, net	32,068	29,994
Right-of-use assets	31,815	—
Restricted cash	771	6,588
Intangible assets, net	62,896	73,064
Goodwill	126,079	126,079
Contract acquisition costs, net	86,520	80,726
Cash surrender value of life insurance	13,934	11,406
Income taxes receivable	—	2,156
Other assets	32,807	47,078
Total assets	$818,124	$740,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Securities sold, but not yet purchased, at fair value	$35	$2,575
Accrued compensation	36,871	39,264
Commissions and fees payable	106,004	105,306
Accounts payable and accrued liabilities	37,197	48,741
Deferred rent	—	2,956
Lease liabilities	34,798	—
Deferred income taxes	13,945	14,068
Deferred compensation liability	24,602	20,622
Accrued interest	—	123
Notes payable, net of unamortized discount of $5,881 and $6,372 in 2019 and 2018, respectively and net of debt issuance costs of $8,660 and $7,086 in 2019 and 2018, respectively.	315,898	254,072
Total liabilities	569,350	487,727
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2019 and 2018; shares issued and outstanding 17,401,282 in 2019 and 17,012,075 in 2018 (liquidation preference $435,032 and $425,302 in 2019 and 2018, respectively)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2019 and 2018; shares issued and outstanding, 148,710,781 in 2019 and 146,535,796 in 2018	15	14
Additional paid-in capital	317,735	344,356
Accumulated deficit	(68,971)	(91,246)
Total shareholders’ equity of the Company	248,781	253,126
Noncontrolling interest	(7)	51
Total shareholders' equity	248,774	253,177
Total liabilities and shareholders' equity	$818,124	$740,904
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Commissions	$180,395	$172,108	$527,076	$515,775
Advisory fees	132,763	124,550	372,664	361,571
Investment banking	18,692	9,982	40,060	38,201
Principal transactions	(258)	45	1,271	445
Interest and dividends	1,474	1,434	4,018	3,301
Service fees	31,137	28,702	95,727	81,189
Other income	10,329	12,054	32,751	35,533
Total revenues	374,532	348,875	1,073,567	1,036,015
Expenses:
Commissions and fees	260,072	249,672	749,522	735,388
Compensation and benefits	54,026	44,905	154,514	140,727
Non-cash compensation	1,536	1,380	4,474	4,442
Brokerage, communication and clearance fees	3,392	3,734	10,956	11,994
Rent and occupancy, net of sublease revenue	2,648	2,566	7,962	7,446
Professional services	4,810	4,531	14,514	14,860
Interest	6,218	3,206	16,840	7,226
Depreciation and amortization	5,246	5,845	17,057	17,416
Acquisition-related expenses	—	—	24	913
Amortization of retention and forgivable loans	139	97	391	280
Amortization of contract acquisition costs	2,988	2,488	8,639	7,059
Other	18,067	17,740	58,746	53,922
Total expenses	359,142	336,164	1,043,639	1,001,673
Income before item shown below	15,390	12,711	29,928	34,342
Change in fair value of contingent consideration	(93)	(54)	(290)	(165)
Income before income taxes	15,297	12,657	29,638	34,177
Income tax expense	4,020	3,207	7,421	9,953
Net income	11,277	9,450	22,217	24,224
Net (loss) income attributable to noncontrolling interest	(79)	13	(58)	22
Net income attributable to the Company	$11,356	$9,437	$22,275	$24,202
Dividends declared on preferred stock	(8,702)	(8,507)	(25,987)	(25,523)
Net income (loss) available to common shareholders	$2,654	$930	$(3,712)	$(1,321)

Net income (loss) per common share available to common shareholders (basic)	$0.02	$0.00	$(0.03)	$(0.01)

Net income (loss) per common share available to common shareholders (diluted)	$0.02	$0.00	$(0.03)	$(0.01)

Weighted average common shares used in computation of per share data:
Basic	143,092,912	196,381,910	143,281,873	196,281,283
Diluted	147,960,009	208,387,236	143,281,873	196,281,283
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance - June 30, 2018	17,012,075	$2	201,271,034	$20	$501,348	$(110,239)	$32		$391,163
Issuance of common stock under employee stock purchase plan	—	—	32,891	—	84	—	—		84
Exercise of stock options	—	—	778,234	—	1,304	—	—		1,304
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	7	—	—		7
Stock-based compensation to employees	—	—	—	—	1,373	—	—		1,373
Unvested restricted stock forfeitures	—	—	(106,250)	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(1,724,113)	—	(5,318)	—	—		(5,318)
Preferred stock issued, net of underwriting discount and expense of $91	—	—	—	—	(91)	—	—		(91)
Preferred stock dividends declared and paid	—	—	—	—	(8,507)	—	—		(8,507)
Common stock dividends declared and paid	—	—	—	—	(2,448)	—	—		(2,448)
Net income	—	—	—	—	—	9,437	13		9,450
Balance - September 30, 2018	17,012,075	$2	200,251,796	$20	$487,752	$(100,802)	$45		$387,017

Balance - June 30, 2019	17,401,282	$2	148,501,131	$15	$326,928	$(80,327)	$72	$246,690
Issuance of common stock under employee stock purchase plan	—	—	40,869	—	92	—	—	92
Exercise of stock options, net of 120,129 shares tendered in payment of exercise price	—	—	324,352	—	218	—	—	218
Stock-based compensation to employees	—	—	—	—	1,536	—	—	1,536
Repurchase and retirement of common stock	—	—	(155,571)	—	(526)	—	—	(526)
Preferred stock issued, net of underwriting discount and expense of $18	—	—	—	—	(18)	—	—	(18)
Preferred stock dividends declared and paid	—	—	—	—	(8,702)	—	—	(8,702)
Common stock dividends declared and paid	—	—	—	—	(1,793)	—	—	(1,793)
Net income	—	—	—	—	—	11,356	(79)	11,277
Balance - September 30, 2019	17,401,282	$2	148,710,781	$15	$317,735	$(68,971)	$(7)	$248,774

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2017	17,012,075	$2	198,583,941	$20	$520,135	$(149,778)	$12	$370,391
Cumulative effect of adoption of ASC 606 (See Note 2)	—	—	—	—	—	24,774	11	24,785
Balance - January 1, 2018	17,012,075	2	198,583,941	20	520,135	(125,004)	23	395,176
Issuance of common stock under employee stock purchase plan	—	—	122,192	—	365	—	—	365
Exercise of stock options, net of 203,132 shares tendered in payment of exercise price	—	—	2,285,314	—	3,636	—	—	3,636
Stock-based compensation granted to advisory board, consultants and independent financial advisors	—	—	—	—	34	—	—	34
Stock-based compensation to employees	—	—	—	—	4,408	—	—	4,408
Issuance of restricted stock	—	—	2,115,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(106,250)	—	—	—	—	—
Repurchase and retirement of common stock, including 247,379 shares surrendered for tax withholdings and 19,294 shares tendered in payment of exercise price	—	—	(2,748,401)	—	(8,746)	—	—	(8,746)
Preferred stock issued, net of underwriting discount and expense of $180	—	—	—	—	(180)	—	—	(180)
Preferred stock dividends declared and paid	—	—	—	—	(25,523)	—	—	(25,523)
Common stock dividends declared and paid	—	—	—	—	(6,377)	—	—	(6,377)
Net income	—	—	—	—	—	24,202	22	24,224
Balance - September 30, 2018	17,012,075	$2	200,251,796	$20	$487,752	$(100,802)	$45	$387,017

Balance - December 31, 2018	17,012,075	$2	146,535,796	$14	$344,356	$(91,246)	$51	$253,177
Issuance of common stock under employee stock purchase plan	—	—	127,507	—	342	—	—	342
Exercise of stock options, net of 663,979 shares tendered in payment of exercise price	—	—	2,529,429	—	1,372	—	—	1,372
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	15	—	—	15
Stock-based compensation to employees	—	—	—	—	4,459	—	—	4,459
Issuance of restricted stock	—	—	2,785,000	1	—	—	—	1
Unvested restricted stock forfeitures	—	—	(82,500)	—	—	—	—	—
Repurchase and retirement of common stock, including 1,002,460 shares surrendered for tax withholdings and 12,673 shares tendered in exercise of options	—	—	(3,184,451)	—	(10,873)	—	—	(10,873)
Preferred stock issued, net of underwriting discount and expense of $1	389,207	—	—	—	9,431	—	—	9,431
Preferred stock dividends declared and paid	—	—	—	—	(25,987)	—	—	(25,987)
Common stock dividends declared and paid	—	—	—	—	(5,380)	—	—	(5,380)
Net income	—	—	—	—	—	22,275	(58)	22,217
Balance - September 30, 2019	17,401,282	$2	148,710,781	$15	$317,735	$(68,971)	$(7)	$248,774

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$22,217	$24,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Change in fair value of contingent consideration	290	165
Adjustment to deferred rent	—	819
Amortization of right-of-use assets	5,717	—
Amortization of intangible assets	10,173	11,552
Amortization of debt discount	491	428
Amortization of debt issue cost	636	401
Amortization of retention and forgivable loans	391	280
Amortization of contract acquisition costs	8,639	7,059
Depreciation and other amortization	6,884	5,864
Deferred income taxes	(123)	6,056
Non-cash compensation expense	4,474	4,442
Gain on forgiveness of accrued interest under forgivable loans	—	(79)
Gain on forgiveness of principal of note payable under forgivable loans	—	(2,143)
Loss on write-off of furniture, fixtures and leasehold improvements, net	4	18

(Increase) decrease in operating assets
Securities owned, at fair value	6,322	(1,570)
Receivables from clearing brokers	(3,767)	21,893
Receivables from other broker-dealers	1,481	1,350
Other receivables, net	1,523	(11,151)
Insurance trailing commissions receivable	(2,990)	—
Contract acquisition costs, net	(14,433)	(23,522)
Notes receivable from financial advisors, net	(2,041)	3
Cash surrender value of life insurance	(2,528)	(767)
Income taxes receivable	2,156	—
Other assets	14,271	(8,786)

Increase (decrease) in operating liabilities
Securities sold, but not yet purchased, at fair value	(2,540)	(165)
Accrued compensation	(2,393)	(1,220)
Accrued interest	(123)	(153)
Commissions and fees payable	698	12,631
Deferred compensation liability	3,980	3,802
Lease liabilities	(5,787)	—
Accounts payable and accrued liabilities	(11,655)	9,932
Net cash provided by operating activities	41,967	61,363

Cash flows from investing activities:
Purchases of fixed assets	(9,044)	(10,503)
Purchase of intangible assets	(5)	(6)
Acquisition of certain assets of Kestler Financial Group	—	(1,683)
Net cash used in investing activities	(9,049)	(12,192)

Cash flows from financing activities:
Issuance of Series A preferred stock	9,431	(180)
Issuance of common stock	1,715	4,001
Issuance of senior notes	55,291	106,081
Series A preferred stock dividends paid	(25,987)	(25,523)
Common stock dividends paid	(5,380)	(6,377)
Repurchase and retirement of common stock	(10,873)	(8,746)
Borrowings on term loan	7,000	—
Bank loan and revolver repayments	(1,361)	(6,658)
Principal payments on notes payable	(231)	(15,209)
Net cash provided by financing activities	29,605	47,389
Net increase in cash and cash equivalents	62,523	96,560
Cash and cash equivalents including restricted cash, beginning of period	189,281	172,863
Cash and equivalents at end of period:
Cash and cash equivalents	251,033	262,834
Restricted cash	771	6,589
Cash and cash equivalents including restricted cash, end of period	$251,804	$269,423

Supplemental cash flow information:
Interest paid	$15,836	$6,551
Taxes paid	1,940	2,786

Acquisition of certain assets of Kestler Financial Group:
Assets acquired	$—	$7,917
Liabilities assumed	—	(784)
Net assets acquired	—	7,133
Promissory note	—	(5,450)
Net cash paid in acquisition	$—	$1,683

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

2. Revenue from Contracts with Customers

The Company adopted ASU 2014-09 and all related amendments ("ASC 606"), effective January 1, 2018, using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of shareholders' equity and applied its provisions to all uncompleted contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to increase the opening balance of retained earnings by $24,109. During the fourth quarter of 2018, the Company determined that the deferred tax liability recorded on adoption of ASC 606 with respect to Highland was overstated, and the Company made an additional retained earnings adjustment of $665 to correct this item as of January 1, 2018.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by service line and segment:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Three Months Ended September 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$133,904	$2,087	$44,404	$—	$180,395
Advisory fees	130,464	2,299	—	—	132,763
Investment banking	238	18,454	—	—	18,692
Principal transactions	7	(237)	—	(28)	(258)
Interest and dividends	650	263	—	561	1,474
Service fees	30,318	551	—	268	31,137
Other income	9,623	102	510	94	10,329
Total revenues	$305,204	$23,519	$44,914	$895	$374,532

For the Three Months Ended September 30, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$137,054	$2,590	$32,464	$—	$172,108
Advisory fees	122,848	1,644	—	58	124,550
Investment banking	129	10,038	—	(185)	9,982
Principal transactions	(2)	48	—	(1)	45
Interest and dividends	700	185	—	549	1,434
Service fees	27,868	635	—	199	28,702
Other income	11,418	40	496	100	12,054
Total revenues	$300,015	$15,180	$32,960	$720	$348,875

For the Nine Months Ended September 30, 2019	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$396,949	$7,161	$122,966	$—	$527,076
Advisory fees	366,916	5,748	—	—	372,664
Investment banking	584	39,476	—	—	40,060
Principal transactions	19	1,403	—	(151)	1,271
Interest and dividends	1,964	789	—	1,265	4,018
Service fees	93,237	1,716	—	774	95,727
Other income	30,355	470	1,723	203	32,751
Total revenues	$890,024	$56,763	$124,689	$2,091	$1,073,567

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the Nine Months Ended September 30, 2018	Independent Brokerage and Advisory Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$407,159	$8,739	$99,877	$—	$515,775
Advisory fees	356,051	5,352	—	168	361,571
Investment banking	558	38,497	—	(854)	38,201
Principal transactions	5	433	—	7	445
Interest and dividends	1,854	420	—	1,027	3,301
Service fees	78,780	1,822	—	587	81,189
Other income	30,608	351	2,068	2,506	35,533
Total revenues	$875,015	$55,614	$101,945	$3,441	$1,036,015

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
The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in insurance trailing commissions receivable, net while estimated expenses on trailing commissions are included in commissions and fees payable on the condensed consolidated statement of financial condition:

	As of September 30, 2019	As of December 31, 2018
Contract assets - Insurance trailing commissions	$67,290	$64,300
Contract liabilities - Insurance trailing commissions	32,630	31,854

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
Increases to the contract asset were a result of $7,461 and $20,256 in estimated trailing commissions from new policies during the three and nine months ended September 30, 2019, respectively, while decreases were driven by $5,541 and $17,266 in actual commissions received during the three and nine months ended September 30, 2019, respectively. Increases to the contract liability were a result of $3,276 and $9,583 in estimated commission expense from new policies during the three and nine months ended September 30, 2019, respectively, while decreases were driven by $2,812 and $8,807 in actual commissions paid during the three and nine months ended September 30, 2019, respectively.

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

The balance of contract acquisition costs, net, was $86,520 as of September 30, 2019, an increase of $5,794 compared to December 31, 2018. Amortization on these contract acquisition costs was $8,639 during the nine months ended September 30, 2019. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.
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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

The following tables present the carrying values and estimated fair values at September 30, 2019 and December 31, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$251,033	$251,033	$—	$251,033
Receivables from clearing brokers	27,835	—	27,835	27,835
Receivables from other broker-dealers	5,597	—	5,597	5,597
Notes receivables, net (1)	7,459	—	7,459	7,459
Other receivables, net	67,419	—	67,419	67,419
Insurance trailing commissions receivable	67,290	—	67,290	67,290
	$426,633	$251,033	$175,600	$426,633

Liabilities
Accrued compensation	$36,871	$—	$36,871	$36,871
Commissions and fees payable	106,004	—	106,004	106,004
Accounts payable and accrued liabilities (2)	34,677	—	34,677	34,677
Accrued interest	—	—	—	—
Notes payable, net (3)	315,898	—	333,145	333,145
	$493,450	$—	$510,697	$510,697

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $2,520.
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
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$289	$289	$—	$—	$289
Debt securities	627	—	627	—	627
U.S. treasury notes	711	—	711	—	711
Common stock and warrants	2,974	326	2,648	—	2,974
Total	$4,601	$615	$3,986	$—	$4,601

Liabilities
Contingent consideration payable	$2,520	$—	$—	$2,520	$2,520
Debt securities	29	—	29	—	29
Common stock and warrants	6	6	—	—	6
Total	$2,555	$6	$29	$2,520	$2,555

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

As of September 30, 2019 and December 31, 2018, approximately $3,599 and $9,763, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.

Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities' current market values, the underlying securities' market volatility, the terms of the warrants, exercise prices and risk-free return rate. As of September 30, 2019 and December 31, 2018, the fair values of the warrants were $959 and $1,052, respectively, and are included in common stock and warrants (Level 2) above.

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

Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2017	$2,104
Payments	(1,353)
Change in fair value of contingent consideration	238
Fair value of contingent consideration in connection with KFG and FSFG acquisitions	1,241
Fair value of contingent consideration as of December 31, 2018	$2,230
Change in fair value of contingent consideration	290
Fair value of contingent consideration as of September 30, 2019	$2,520

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

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. The Company has leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases. The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component.

For leases with terms greater than 12 months, right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. Our lease agreements generally do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, the Company estimates the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the Condensed Consolidated Statements of Financial Condition; the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Lease cost. The Company’s components of lease cost for the three and nine months ended September 30, 2019 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$2,346	$7,106
Short-term lease cost	89	146
Variable lease cost	194	676
Amortization of finance lease assets	31	91
Interest on finance lease liabilities	2	6
Sublease income	(25)	(74)
Total lease cost	$2,637	$7,951

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the Condensed Consolidated Statements of Financial Condition as of September 30, 2019:

Operating and Finance Leases
Remainder of 2019	$2,344
2020	8,218
2021	6,114
2022	5,339
2023	3,903
Thereafter	15,750
Total lease payments	41,668
Less imputed interest	(6,870)
Present value of lease payments	$34,798

As of September 30, 2019, the Company has additional operating leases, primarily for additional office space at Securities America, that have not yet commenced.

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which is under construction, for 12 years and would require the payment of an estimated average annual rent of $1,700 plus operating expenses, subject to certain adjustments. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

The table below presents additional information related to our leases as of September 30, 2019:

Weighted Average Remaining Lease Term:
Operating leases	7.04 years

Weighted Average Discount Rate:
Operating leases	4.42%

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Supplemental cash flow information. The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2019:

Nine months ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating and finance leases	$8,280

Non-cash investing and financing activities. The Right-of-use assets obtained in exchange for lease obligations during the nine months ended September 30, 2019 was:

Nine months ended September 30, 2019
Operating and finance leases	$6,861

Subleases and lessor activity. The Company had rental income from subleasing activity during the period ended September 30, 2019 which was immaterial to the Company’s consolidated financial statements.

5. Intangible Assets

At September 30, 2019 and December 31, 2018, intangible assets subject to amortization consisted of the following:

		September 30, 2019		December 31, 2018
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$23,774	$25,563	$22,187
Relationships with financial advisors	14.3	126,122	67,430	126,122	59,584
Covenants not-to-compete	3.8	6,964	6,610	6,964	6,258
Trade names	7.7	16,921	14,860	16,916	14,472
Total		$175,570	$112,674	$175,565	$102,501

Aggregate amortization expense for the nine months ended September 30, 2019 and 2018 amounted to $10,173 and $11,552, respectively. The weighted-average amortization period for total amortizable intangibles at September 30, 2019 is 9.81 years. As of September 30, 2019, the remaining estimated amortization expense for each of the five succeeding years or remaining period of such, and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Remainder of 2019	$2,898
2020	11,466
2021	6,628
2022	6,555
2023	6,217
2024 - 2036	29,132
$62,896

6. Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2026.
The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of September 30, 2019 and December 31, 2018, the allowance amounted to $1,585 and $1,528, respectively.

7. Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and at September 30, 2019, each, had a $250 minimum net capital requirement.

At September 30, 2019, Securities America had regulatory net capital of $15,375, Triad had regulatory net capital of $9,690, Investacorp had regulatory net capital of $8,657, KMS had regulatory net capital of $7,534, SSN had regulatory net capital of $6,618 and Ladenburg had regulatory net capital of $23,428.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg claim exemptions from the provisions of the SEC’s Rule 15c3-3 pursuant to paragraphs (k)(2)(i) and (k)(2)(ii) as they clear their customer transactions through correspondent brokers on a fully disclosed basis.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At September 30, 2019, Premier Trust had stockholders’ equity of $4,826, including at least $250 in cash.

8. Income Taxes

The Company’s interim income tax provision or benefit consists of U.S. federal and state income taxes based on the estimated annual effective rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2019, the estimated annual effective tax rate for 2019 (exclusive of discrete items) is approximately 28% of projected pre-tax income. Our estimated annual tax expense consists of a provision for federal and state and local income taxes.

For the three and nine months ended September 30, 2019, the Company recorded an income tax expense of $4,020 on pre-tax income of $15,297 and an income tax expense of $7,421 on a pre-tax income of $29,638. The estimated annual effective tax rate is higher than the statutory rate of 21% related primarily to state and local taxes and certain non-deductible expenses including meals and entertainment and IRC §162(m).

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

For the three and nine months ended September 30, 2018, the Company recorded an income tax expense of $3,207 on a pre-tax income of $12,657 and an income tax expense of $9,953 on a pre-tax income of $34,177.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized.

We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of September 30, 2019, the Company concluded that its deferred tax assets were realizable on a more-likely-than-not basis with the exception of certain separate company state net operating losses.

On January 1, 2018, the Company adopted ASC 606. Upon adoption, the Company recorded a net deferred tax liability of $3,600 with an offset to retained earnings. During the fourth quarter of 2018, the Company determined that the deferred tax liability recorded on adoption of ASC 606 with respect to Highland was overstated, and the Company made an additional retained earnings adjustment of $665 to correct this item as of January 1, 2018. As such, the net deferred tax liability related to ASC 606 is $2,935.

9.	Notes Payable

Notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Note payable under subsidiary's term loan with bank	$5,728	$—
Note payable under subsidiary's revolver with bank	—	89
Notes payable to Kestler Financial Group's former shareholders	5,242	5,399
Notes payable to Four Seasons Financial Group's former shareholders	290	364
6.5% Senior Notes, net of $61 and $67 of unamortized discount in 2019 and 2018, respectively	82,748	82,742
7% Senior Notes, net of $41 and $44 of unamortized discount in 2019 and 2018, respectively	42,479	42,475
7.25% Senior Notes	60,000	60,000
7.75% Senior Notes	57,500	—
7.25% December 2018 Notes, net of $5,779 and $6,261 of unamortized discount in 2019 and 2018, respectively	70,571	70,089
Less: Unamortized debt issuance costs	(8,660)	(7,086)
Total	$315,898	$254,072

The Company estimates that the fair value of notes payable was $333,145 at September 30, 2019 and $266,844 at December 31, 2018 based on then current interest rates at which similar amounts of debt could then be borrowed (Level 2 inputs). As of September 30, 2019, the Company was in compliance with all covenants in its debt agreements.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In connection with the offering of 6.5% Senior Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the 6.5% Senior Notes offered by the Company. In February 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the nine months ended September 30, 2019.

On May 22, 2018, the Company sold $40,000 principal amount of its 7% senior notes due May 2028 ("7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020, including $464 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company may sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. Ladenburg is acting as the representative of the agents named in the note distribution agreement in the "at the market" offering and may receive commissions of up to 2% of gross sales. During 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 7% Senior Notes pursuant to the "at the market" offering during the nine months ended September 30, 2019. At September 30, 2019, Ladenburg held $1,622 of 7% Senior Notes, which are not included in notes payable.

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

On May 29, 2019, the Company sold $57,500 principal amount of its 7.75% senior notes due June 2029 ("7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,068.

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

Bank Loan - Securities America

On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000, with interest accruing at the rate of 5.52%. Securities America began monthly payments of principal and interest under the term loan in the amount of $212 on March 6, 2019. The term loan matures on February 6, 2022. The loan is collateralized by Securities America's assets. The loan agreement contains certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors. Total interest expense related to the term loan was $210 for the nine months ended September 30, 2019. At September 30, 2019, $5,728 was outstanding under the term loan.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

10. Commitments and Contingencies

Litigation and Regulatory Matters

In December 2014 and January 2015, two purported class action suits were filed in the U.S. District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings. The complaints have been consolidated. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleges, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs’ motion for class certification. In September 2019 the parties entered into a stipulation of settlement that provides for resolution of the matter with no contribution from Ladenburg or the other underwriter defendants. In October 2019, the court entered an order granting preliminary approval to the settlement. A final hearing seeking court approval of the settlement agreement is scheduled for January 2020. In the event that the lawsuit proceeds, Ladenburg intends to vigorously defend against these claims.

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

On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,828, which had previously been reserved. Securities America Advisors has completed its distribution of the funds pursuant to the terms of the order.

In February 2018, the SEC announced a Share Class Selection Disclosure Initiative (“Initiative”) to encourage registered investment advisory firms to self-report failures to disclose conflicts of interest to clients concerning the selection of mutual fund share classes that paid fees pursuant to Rule 12b-1 of the Investment Company Act of 1940 for the period 2014-2016. Under the Initiative, the SEC requires self-reporting firms, among other things, to disgorge to clients the 12b-1 fees received during the relevant period when lower-cost share classes were available. Three of the Company's investment advisory subsidiaries determined to self-report under the Initiative. On March 11, 2019, the SEC issued orders on consent against SSN Advisory, Inc. and Investacorp Advisory Services, Inc. that include cease and desist orders and impose remedial sanctions of disgorgement and prejudgment interest; the combined total amount is $2,149, which had previously been reserved. The matter was closed as to the third investment advisory subsidiary without formal action. SSN Advisory, Inc. and Investacorp Advisory Services, Inc. are paying out the funds pursuant to the terms of the orders.

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

In August and September 2019, four purported class action complaints were filed in Florida courts, three in state court and one in federal court, against Greenlane Holdings, Inc. (“Greenlane”), as well as its officers, directors, and five underwriters of Greenlane’s initial public offering in April 2019, which raised approximately $110,000. Ladenburg was one of the five underwriters. The complaints allege, among other things, that the offering materials were misleading based on the failures to disclose risks that Greenlane, a large distributor of JUUL electronic cigarette products, faces from initiatives in several large cities to limit or ban the manufacture and/or sale of electronic cigarette products. The complaints also allege that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. The three state court cases have been consolidated and an amended complaint is expected to be filed by December 2019. Ladenburg intends to vigorously defend against these claims.

From July to October 2019, six customers filed arbitration claims against Triad, asserting, among other things, that Triad was negligent in permitting Triad's registered representatives to solicit investments in private placements offered by GPB Capital Holdings, because of purported excessive risk and unsuitability. The customers assert, among other claims, claims for negligence, breach of contract, failure to supervise, and breach of fiduciary duty. Total compensatory damages sought for investments in GPB Capital Holdings that occurred at Triad are approximately $1,650. Also, a purported class action lawsuit was filed in United States District Court for the Western District of Texas in October 2019 against GPB Capital Holdings, and a number of other defendants including its founder, distributing broker-dealer, auditor, fund administrator and 76 broker-dealers that offered its funds, including Triad. The lawsuit alleges, among other things, fraud, breach of fiduciary duty, negligence, and violations of the Texas Securities Act in connection with sales of private placements offered by GPB Capital Holdings. Damages are unspecified. Triad has not yet been served with the lawsuit. Triad intends to vigorously defend against all of these matters.

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

The Company had accrued liabilities in the amount of approximately $3,718 at September 30, 2019 and $9,869 at December 31, 2018 for certain pending matters which are included in accounts payable and accrued liabilities. Amounts accrued are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, advice of counsel, available defenses, potential recoveries from other parties, experience in similar cases of proceedings, as well as assessment of matters, including settlements, involving other defendants in similar or related cases of proceedings. During the three and nine months ended September 30, 2019, the Company charged $444 and $1,812, respectively, to operations with respect to such matters. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At September 30, 2019, the amount due from these clearing brokers was $27,835, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of September 30, 2019, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

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

Since inception through September 30, 2019, 27,226,063 shares of common stock have been repurchased for $73,194 under the program and have been retired, including the repurchase of 155,571 for $526 and 2,041,958 shares for $7,078 during the three and nine months ended September 30, 2019. As of September 30, 2019, 10,273,937 shares remained available for purchase under the program.

Stock Compensation Plans

As of September 30, 2019, there was $56 of unrecognized compensation cost for stock-based compensation related to options. This cost is expected to be recognized over the remaining vesting periods of the options, which on a weighted-average basis is approximately 0.29 year for all grants.

Options were exercised to purchase 444,481 and 3,193,408 shares of the Company’s common stock during the three and nine months ended September 30, 2019, respectively, for which the intrinsic value on dates of exercise was $583 and $6,917, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

Restricted stock granted during the nine months ended September 30, 2019 was as follows:

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

During the three and nine months ended September 30, 2019, 0 and 82,500 shares of restricted stock were forfeited, respectively.

As of September 30, 2019, there was $12,363 of unrecognized compensation cost for stock-based compensation related to restricted stock grants, of which $7,431 related to the 2019 grants described above. This cost is expected to be recognized over the vesting periods of the restricted stock, which on a weighted-average basis are approximately 2.68 years for all grants and approximately 3.16 years for the 2019 grants.

Stock-based compensation, including options and restricted stock, attributed to employees was $1,536 and $4,459 for the three and nine months ended September 30, 2019, respectively.

Stock-based compensation for consultants and independent financial advisors was $0 and $15 for the three and nine months ended September 30, 2019, respectively. In the three and nine months ended September 30, 2019, $0 and 1,002,460 shares were surrendered to cover payment of taxes.

Capital Stock

During the three months ended September 30, 2019, the Company sold no shares of Series A Preferred Stock under the Company's "at the market" offering program and incurred costs of $18 in connection with such program. For the nine months ended September 30, 2019, the Company sold 389,207 shares of Series A Preferred Stock under its "at the market" offering program, which provided to the Company net proceeds of $9,431.

For the three and nine months ended September 30, 2019, the Company paid dividends of $8,702 and $25,987, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

For the three and nine months ended September 30, 2019, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock. For the three and nine months ended September 30, 2019, the Company paid dividends of $1,793 and $5,380 on its outstanding common stock.

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

The dilutive effect of incremental common shares potentially issuable under outstanding options and warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. A reconciliation of basic and diluted common shares used in the computation of per share data follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited; Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Basic weighted-average shares	143,092,912	196,381,910	143,281,873	196,281,283
Effect of dilutive securities:
Options to purchase common stock	4,310,499	10,616,368	—	—
Restricted shares of common stock	556,598	1,388,958	—	—
Dilutive potential common shares	4,867,097	12,005,326	—	—
Weighted average common shares outstanding and dilutive potential common shares	147,960,009	208,387,236	143,281,873	196,281,283

Basic weighted-average shares do not include 5,336,500 and 4,215,270 unvested restricted shares of common stock for the three and nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019, options to purchase 7,894,000 shares of common stock and 2,921,250 unvested restricted shares of common stock and for the nine months ended September 30, 2019, options to purchase 17,424,872 shares of common stock and 5,336,500 unvested restricted shares of common stock were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

For the three months ended September 30, 2018, options to purchase 4,289,000 shares of common stock and 437,000 unvested restricted shares of common stock and for the nine months ended September 30, 2018 options to purchase 26,371,583 shares of common stock and 4,215,270 unvested restricted shares of common stock were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

Segment information for the three and nine months ended September 30, 2019 and 2018 was as follows:

Three Months Ended September 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$305,204	$23,519	$44,914	$895		$374,532
Income (loss) before income taxes	20,238	5,191	1,719	(11,851)	(1)	15,297
EBITDA, as adjusted (3)	28,466	5,210	2,343	(4,933)		31,086
Identifiable assets (2)	539,991	58,679	101,780	117,674		818,124
Depreciation and amortization	4,653	120	468	5		5,246
Interest	133	1	58	6,026		6,218
Capital expenditures	2,892	—	2	(3)		2,891
Non-cash compensation	251	178	—	1,107		1,536

Three Months Ended September 30, 2018
Revenues	$300,015	$15,180	$32,960	$720		$348,875
Income (loss) before income taxes	18,538	821	(145)	(6,557)	(1)	12,657
EBITDA, as adjusted (3)	27,224	1,110	239	(3,264)		25,309
Identifiable assets (2)	509,270	49,841	90,920	150,560		800,591
Depreciation and amortization	5,457	122	261	5		5,845
Interest	311	2	76	2,817		3,206
Capital expenditures	3,780	95	31	(8)		3,898
Non-cash compensation	317	176	—	887		1,380

Nine Months Ended September 30, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
Revenues	$890,024	$56,763	$124,689	$2,091		$1,073,567
Income (loss) before income taxes	52,334	8,524	2,254	(33,474)	(1)	29,638
EBITDA, as adjusted (3)	78,040	9,217	4,160	(13,246)		78,171
Identifiable assets (2)	539,991	58,679	101,780	117,674		818,124
Depreciation and amortization	15,270	359	1,412	16		17,057
Interest	365	(10)	177	16,308		16,840
Capital expenditures	9,100	—	35	(91)		9,044
Non-cash compensation	765	536	—	3,173		4,474

Nine Months Ended September 30, 2018
Revenues	$875,015	$55,614	$101,945	$3,441		$1,036,015
Income (loss) before income taxes	45,926	7,113	556	(19,418)	(1)	34,177
EBITDA, as adjusted (3)	72,456	8,029	2,093	(11,266)		71,312
Identifiable assets (2)	509,270	49,841	90,920	150,560		800,591
Depreciation and amortization	16,332	345	726	13		17,416
Interest	861	50	415	5,900		7,226
Capital expenditures	10,035	351	101	16		10,503
Non-cash compensation	936	529	113	2,864		4,442

(1)	Includes interest expense, compensation, professional fees, and other general and administrative expenses related to the Corporate segment.

(2)	Identifiable assets are presented as of the end of the period.

(3)	The following table reconciles income before income taxes for the three and nine months ended September 30, 2019 and 2018 to EBITDA, as adjusted.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Income before income taxes	$15,297	$12,657	$29,638	$34,177
Adjustments:
Interest income	(882)	(810)	(2,138)	(1,688)
Change in fair value of contingent consideration	93	54	290	165
Interest expense	6,218	3,206	16,840	7,226
Depreciation and amortization	5,246	5,845	17,057	17,416
Non-cash compensation expense	1,536	1,380	4,474	4,442
Amortization of retention and forgivable loans	139	97	391	280
Amortization of contract acquisition costs	2,988	2,488	8,639	7,059
Financial advisor recruiting expense	9	115	18	291
Acquisition-related expense	—	—	24	913
Income attributable to noncontrolling interest	79	(13)	58	(22)
Other (1) (2)	363	290	2,880	1,053
EBITDA, as adjusted	$31,086	$25,309	$78,171	$71,312

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$28,466	$27,224	$78,040	$72,456
Ladenburg	5,210	1,110	9,217	8,029
Insurance Brokerage	2,343	239	4,160	2,093
Corporate	(4,933)	(3,264)	(13,246)	(11,266)
Total segments	$31,086	$25,309	$78,171	$71,312

(1)
Includes severance costs of $160 and $1,269, excise and franchise tax expense of $134 and $416, compensation expense that may be paid in stock of $399 and $1,256, non-recurring expenses related to a block repurchase of our common stock and other legal matters of $(55) and $214 and reversal of a write-off for a sublease commitment of $(275) for the three and nine months ended September 30, 2019.

(2)
Includes severance costs of $0 and $174, excise and franchise tax expense of $164 and $486 and compensation expense that may be paid in stock of $126 and $393 for the three and nine months ended September 30, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands, except share and per share data)

Overview

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp , KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust and Highland Capital Brokerage (“Highland”). We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our clients.

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

During the three years ended September 30, 2019, we incurred $5,823 of acquisition indebtedness, related to the acquisitions in 2018 of certain assets by Highland. As of September 30, 2019, $5,532 of this acquisition-related indebtedness was outstanding.

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

The following table includes a reconciliation of net income attributable to the Company as reported to EBITDA, as adjusted, for the periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$374,532	$348,875	$1,073,567	$1,036,015
Total expenses	359,142	336,164	1,043,639	1,001,673
Income before income taxes	15,297	12,657	29,638	34,177
Net income attributable to the Company	11,356	9,437	22,275	24,202

Reconciliation of net income attributable to the Company to EBITDA, as adjusted:
Net income attributable to the Company	$11,356	$9,437	$22,275	$24,202
Less:
Interest income	(882)	(810)	(2,138)	(1,688)
Change in fair value of contingent consideration	93	54	290	165
Add:
Interest expense	6,218	3,206	16,840	7,226
Income tax expense	4,020	3,207	7,421	9,953
Depreciation and amortization	5,246	5,845	17,057	17,416
Non-cash compensation expense	1,536	1,380	4,474	4,442
Amortization of retention and forgivable loans	139	97	391	280
Amortization of contract acquisition costs (3)	2,988	2,488	8,639	7,059
Financial advisor recruiting expense	9	115	18	291
Acquisition-related expense	—	—	24	913
Other (1) (2)	363	290	2,880	1,053
EBITDA, as adjusted	$31,086	$25,309	$78,171	$71,312

(1)
Includes severance costs of $160 and $1,269, excise and franchise tax expense of $134 and $416, compensation expense that may be paid in stock of $399 and $1,256, non-recurring expenses related to a block repurchase of our common stock and other legal matters of $(55) and $214 and reversal of a write-off for a sublease commitment of $(275) for the three and nine months ended September 30, 2019, respectively.

(2)
Includes severance costs of $0 and $174, excise and franchise tax expense of $164 and $486 and compensation expense that may be paid in stock of $126 and $393 for the three and nine months ended September 30, 2018.

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

EBITDA, as adjusted, for the third quarter of 2019 was $31,086, an increase of $5,777 (23%), from EBITDA, as adjusted, of $25,309 for the third quarter of 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in our Ladenburg segment, insurance brokerage segment and independent advisory and brokerage services segment, partially offset by a decrease in our corporate segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $1,242 (5%) on increased revenue of $5,189 (2%). EBITDA, as adjusted, in our Ladenburg segment increased by $4,100 (369%) on increased revenue of $8,339 (55%). EBITDA, as adjusted, in our insurance brokerage segment increased by $2,104 (880%) on increased revenue of $11,954 (36%). EBITDA, as adjusted in our corporate segment decreased by $1,669 (51%) on increased revenue of $175 (24%).

EBITDA, as adjusted, for the nine months ended September 30, 2019 was $78,171, an increase of $6,859 (10%), from EBITDA, as adjusted, of $71,312 for the nine months ended September 30, 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in the independent advisory and brokerage services segment, insurance brokerage segment and Ladenburg segment, partially offset by a decrease in our corporate segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $5,584 (8%) on increased revenue of $15,009 (2%). EBITDA, as adjusted, in our Ladenburg segment increased by $1,188 (15%) on increased revenue of $1,149 (2%). EBITDA, as adjusted, in our insurance brokerage segment increased by $2,067 (99%) on increased revenue of $22,744 (22%). EBITDA, as adjusted in our corporate segment decreased by $1,980 (18%) on decreased revenue of $1,350 (39%).

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
.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Independent advisory and brokerage services	$305,204	$300,015	$890,024	$875,015
Ladenburg	23,519	15,180	56,763	55,614
Insurance Brokerage	44,914	32,960	124,689	101,945
Corporate	895	720	2,091	3,441
Total revenues	$374,532	$348,875	$1,073,567	$1,036,015

Income (loss) before income taxes:
Independent advisory and brokerage services	$20,238	$18,538	$52,334	$45,926
Ladenburg	5,191	821	8,524	7,113
Insurance Brokerage	1,719	(145)	2,254	556
Corporate(1)	(11,851)	(6,557)	(33,474)	(19,418)
Total income before income taxes	$15,297	$12,657	$29,638	$34,177

EBITDA, as adjusted:
Independent advisory and brokerage services	$28,466	$27,224	$78,040	$72,456
Ladenburg	5,210	1,110	9,217	8,029
Insurance Brokerage	2,343	239	4,160	2,093
Corporate	(4,933)	(3,264)	(13,246)	(11,266)
Total EBITDA, as adjusted(2)	$31,086	$25,309	$78,171	$71,312

(1)	Includes interest expense, compensation, professional fees and other general administrative expenses related to the corporate segment.

(2)	See Note 15 to our condensed consolidated financial statements for a reconciliation of income before income taxes to EBITDA, as adjusted.

Three months ended September 30, 2019 versus three months ended September 30, 2018

For the quarter ended September 30, 2019, we had net income attributable to the Company of $11,356 as compared to net income attributable to the Company of $9,437 for the quarter ended September 30, 2018, primarily due to an increase in revenue, partially offset by increased overall expenses. The increase of $25,657 (7%) in total revenues was partially offset by a $22,978 (7%) increase in total expenses.

Our total revenues for the three months ended September 30, 2019 increased by $25,657 (7%) from the 2018 period, primarily attributable to increases in investment banking revenue, commissions revenue, advisory fees and service fees, which was partially offset by a decrease in other income. Third quarter 2019 revenues included increases in investment banking revenue of $8,710, commissions revenue of $8,287, advisory fees of $8,213 and service fees of $2,435, partially offset by a decrease in other income of $1,725. Our independent advisory and brokerage services segment revenues increased by $5,189 (2%) from the 2018 period, mainly as a result of increased advisory fees and service fees, partially offset by a decrease in commissions and other income. Our Ladenburg segment revenues in the third quarter of 2019 increased by $8,339 (55%) from the comparable 2018 quarter due to increased investment banking revenue. Our insurance brokerage segment revenues increased by $11,954 (36%) for the three months ended September 30, 2019 compared to the prior-year period, primarily due to the acquisition of certain assets of Kestler Financial Group ("KFG") by Highland in August 2018. Our corporate segment revenue increased by $175 (24%) for the three months ended September 30, 2019 compared to the prior-year period.

Our total expenses for the three months ended September 30, 2019 increased by $22,978 (7%) as compared to the 2018 period, mostly driven by increases of $10,051 (30%), $5,469 (75%), $3,969 (28%) and $3,489 (1%) in our insurance brokerage, corporate, Ladenburg and independent advisory and brokerage services segments, respectively. Third quarter 2019 expenses included increases in commissions and fees expense of $10,400, compensation and benefits expense of $9,121, interest expense of $3,012, and amortization of contract acquisition costs of $500.

Commissions revenue for the three months ended September 30, 2019 increased by $8,287 (5%) as compared to the 2018 period, primarily due to to an increase in revenue from our insurance brokerage segment of $11,940 (37%) due to the acquisition of certain assets of KFG by Highland, partially offset by a decrease in our independent advisory and brokerage services segment of $3,150 (2%) due to a decrease in mutual fund trailing commissions, fewer equity trades and decreased sales of alternative investments.

Advisory fee revenue for the three months ended September 30, 2019 increased by $8,213 (7%) as compared to the 2018 period primarily due to higher advisory asset balances as a result of improved market conditions. Advisory fee revenue increased in our independent advisory and brokerage services segment by $7,616 (6%). Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2019 increased by 13% as compared to September 30, 2018 and by 24% as compared to December 31, 2018, primarily due to improved market conditions. Total advisory assets under management at September 30, 2019 were approximately $90,400,000 as compared to $80,100,000 at September 30, 2018 and $72,800,000 at December 31, 2018.

The $8,710 (87%) increase in investment banking revenue for the three months ended September 30, 2019 as compared to the 2018 period was primarily driven by a $9,336 increase in capital raising revenue, partially offset by a decrease of $626 in strategic advisory services revenue as compared to the prior-year period. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $18,007 for the 2019 third quarter as compared to $8,671 for the 2018 third quarter. Strategic advisory services revenue was $685 in the third quarter of 2019 as compared to $1,311 in the comparable 2018 period.

The $303 (673%) decrease in principal transactions revenue for the three months ended September 30, 2019 as compared to the 2018 period was primarily attributable to our Ladenburg segment, which had a decrease of $285 due to a decrease in the market value of the firm's investments.

The $40 (3%) increase in interest and dividends revenue for the three months ended September 30, 2019 as compared to the 2018 period was primarily driven by higher cash balances and interest rates in the 2019 period.

The $2,435 (8%) increase in service fees revenue for the three months ended September 30, 2019 as compared to the 2018 period was driven by an increase of $2,450 in our independent advisory and brokerage services segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $1,668 and affiliation fees of $504. Service fees revenue from our cash sweep programs was $16,655 in the third quarter of 2019 as compared to $14,987 in the comparable 2018 period, reflecting the impact of the 2018 increases in the target rate for the federal funds effective rate. In October 2019, the Federal Reserve reduced the federal funds target rate to 1.50 - 1.75%. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At September 30, 2019, client assets included cash balances of approximately $4,327,000, including approximately $3,942,000 participating in our cash sweep programs.

The $1,725 (14%) decrease in other income for the three months ended September 30, 2019 as compared to the 2018 period was primarily attributable to a decrease in our independent advisory and brokerage services segment of $1,795. The total decrease was primarily due to a decrease in conference revenue of $1,575 and deferred compensation investment revenue of $645.

The $10,400 (4%) increase in commissions and fees expense for the three months ended September 30, 2019 as compared to the 2018 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the acquisition of certain assets of KFG by Highland and also an increase in the independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment.

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

The $9,121 (20%) increase in compensation and benefits expense for the three months ended September 30, 2019 as compared to the 2018 period was attributable to an increase in our Ladenburg segment of $3,332, our corporate segment of $2,194, our insurance brokerage segment of $2,084 and our independent advisory and brokerage services segment of $1,511. The increase in salaries and benefits was primarily due to an increase in bonus accrual during the three months ended September 30, 2019.

The $342 (9%) decrease in brokerage, communication and clearance fees expense for the three months ended September 30, 2019 as compared to the 2018 period was driven primarily by decreases of $174 and $134 in our Ladenburg and our independent advisory and brokerage services segments, respectively. The decrease in expense resulted from increased levels of clearing credits during the 2019 period, resulting from new annual business credits being received in connection with the May 2018 extension of the term of our clearing agreements with one of our clearing firms.

The $3,012 (94%) increase in interest expense for the three months ended September 30, 2019 as compared to the 2018 period primarily resulted from an increased average debt balance due to the issuance of senior notes during the second half of 2018 and second quarter of 2019. Our average outstanding debt balance was approximately $330,761 in the third quarter of 2019 as compared to $162,207 in the third quarter of 2018. The average interest rate was 7.0% for the three months ended September 30, 2019 and 6.8% for the comparable 2018 period. Our outstanding debt balance as of September 30, 2019 included $319,178 of indebtedness due to the issuance of our senior notes, $5,728 of indebtedness incurred in connection with a term loan at one of our subsidiaries and $5,532 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment.

The $599 (10)% decrease in depreciation and amortization expense for the three months ended September 30, 2019 as compared to the 2018 period was primarily due to a decrease of $804 in our independent advisory and brokerage services segment.

The $500 (20%) increase in amortization of contract acquisition costs for the three months ended September 30, 2019 as compared to the 2018 period was primarily due to an increase in our independent advisory and brokerage services segment due to the issuance of loans to newly recruited financial advisors during the fourth quarter of 2018 and the first nine months of 2019.

The $327 (2%) increase in other expense for the three months ended September 30, 2019 as compared to the 2018 period was primarily driven by increases at our Ladenburg segment of $264, our insurance brokerage segment of $261 and our independent advisory and brokerage services segment of $221, partially offset by a decrease at our corporate segment of $419. The total increase in other expense was primarily attributable to increases in computer and software expenses of $980 and firm insurance of $392, partially offset by a decrease in bad debt expense of $492, deferred compensation expense of $357 and conference expense of $248.

We had income tax expense of $4,020 for the three months ended September 30, 2019 as compared to income tax expense of $3,207 in the comparable 2018 period.

As of September 30, 2019, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 8 to our condensed consolidated financial statements.

The Tax Cuts and Jobs Act of 2017 (the "TCJA") provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. During the year ended December 31, 2018, we finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year together with the tax effect of discrete items. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2019 period primarily related to state and local taxes and certain non-deductible expenses. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2018 period primarily related to state and local taxes and certain non-deductible expenses.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

For the nine months ended September 30, 2019, we had net income attributable to the Company of $22,275 as compared to net income attributable to the Company of $24,202 for the nine months ended September 30, 2018, primarily due to increased overall expenses, partially offset by increased revenues. The increase of $37,552 (4%) in total revenues was offset by a $41,966 (4%) increase in total expenses.

Our total revenues for the nine months ended September 30, 2019 increased by $37,552 (4%) from the 2018 period, primarily attributable to increases in service fees, commissions revenue, advisory fees and investment banking revenue, partially offset by a decrease in other income. The 2019 period revenues included increases in service fees of $14,538, commissions revenue of $11,301, advisory fees of $11,093 and investment banking revenue of $1,859, partially offset by a decrease in other income of $2,782. Our independent advisory and brokerage services segment revenues increased by $15,009 (2%) from the 2018 period, mainly as a result of increased service fees and advisory fees, partially offset by a decrease in commissions revenues. Our Ladenburg segment revenues for the nine months ended 2019 increased by $1,149 (2%) from the comparable 2018 period due to an increase in investment banking revenue and principal transactions. Our insurance brokerage segment revenues increased by $22,744 (22%) for the nine months ended September 30, 2019 compared to the prior-year period, primarily due to the acquisition of certain assets of KFG by Highland in August 2018. Our corporate segment revenue decreased by $1,350 (39%) primarily due to the forgiveness of the forgivable loan by National Financial Services ("NFS") in May 2018.

Our total expenses for the nine months ended September 30, 2019 increased by $41,966 (4%) as compared to the 2018 period, mostly driven by increases of $20,903 (21%), $12,706 (56%) and $8,619 (1%) in our insurance brokerage, corporate and independent advisory and brokerage services segments, respectively. This increase in total expenses was partially offset by a decrease in expenses in our Ladenburg segment of $262 (1%).

Expenses for the nine months ended September 30, 2019 included increases in commissions and fees expense of $14,134, compensation and benefits expense of $13,787, interest expense of $9,614, other expenses of $4,824 and amortization of contract acquisition costs of $1,580, partially offset by decreases in brokerage, communication and clearance fee expense of $1,038, acquisition-related expenses of $889 and depreciation and amortization expense of $359.

Commissions revenue for the nine months ended September 30, 2019 increased by $11,301 (2%) as compared to the 2018 period, primarily attributable to an increase in revenue in our insurance brokerage segment of $23,089 (23%) due to the acquisition of certain assets of KFG. This was partially offset by a decrease in commissions revenue in our independent advisory and brokerage services segment of $10,210 (3%) due to the decrease in mutual fund trailing commissions, fewer equity trades and lower alternative investment sales. Also, commissions revenue in our Ladenburg segment decreased by $1,578 (18%) for the nine months ended September 30, 2019 as compared to the prior-year period due to a decrease in retail and institutional sales.

Advisory fee revenue for the nine months ended September 30, 2019 increased by $11,093 (3%) as compared to the 2018 period primarily due to higher advisory asset balances due to improved market conditions. Advisory fee revenue increased in our independent advisory and brokerage services segment by $10,865 (3%). Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Our advisory assets at September 30, 2019 increased by 13% as compared to September 30, 2018 and by 24% as compared to December 31, 2018, primarily due to improved market conditions. Total advisory assets under management at September 30, 2019 were approximately $90,400,000 as compared to $80,100,000 at September 30, 2018 and $72,800,000 at December 31, 2018.

The $1,859 (5%) increase in investment banking revenue for the nine months ended September 30, 2019 as compared to the 2018 period was primarily driven by a $2,038 increase in strategic advisory services revenue, partially offset by a decrease of $179 in capital raising revenue as compared to the prior-year period. Capital market activity was negatively impacted during the first quarter of 2019 by the temporary U.S. government shutdown. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $33,755 for the nine months ended September 30, 2019, as compared to $33,934 for the prior year period. Strategic advisory services revenue was $6,305 for the nine months ended September 30, 2019 as compared to $4,267 in the comparable 2018 period.

The $826 (186%) increase in principal transactions revenue for the nine months ended September 30, 2019 as compared to the 2018 period was primarily attributable to our Ladenburg segment which had an increase of $970 due to an increase in the market value of the firm's investments.

The $717 (22%) increase in interest and dividends revenue for the nine months ended September 30, 2019 as compared to the 2018 period was primarily driven by higher cash balances and interest rates in the 2019 period.

The $14,538 (18%) increase in service fees revenue for the nine months ended September 30, 2019 as compared to the 2018 period was driven by an increase of $14,457 in our independent advisory and brokerage services segment. The total increase was primarily due to increases in revenue from our cash sweep programs of $13,115 and affiliation fees of $1,447. In October 2019, the Federal Reserve reduced the federal funds target rate to 1.50 - 1.75%. Future levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At September 30, 2019, client assets included cash balances of approximately $4,327,000, including approximately $3,942,000 participating in our cash sweep programs.

The $2,782 (8%) decrease in other income for the nine months ended September 30, 2019 as compared to the 2018 period was primarily attributable to a decrease of $2,303 in our corporate segment. The total decrease in other income was primarily due to a decrease in growth incentive payments from a clearing firm of $3,133 and the forgiveness of the NFS loan in May 2018 of $2,222, partially offset by an increase in deferred compensation investment revenue of $1,092.

The $14,134 (2%) increase in commissions and fees expense for the nine months ended September 30, 2019 as compared to the 2018 period was primarily due to the increase in commissions revenue in our insurance brokerage segment due to the acquisition of certain assets of KFG by Highland. This was partially offset by lower commissions and fees expense in the independent advisory and brokerage services segment. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase as our representatives and agents earned increased compensation based on the higher revenues produced.

The $13,787 (10%) increase in compensation and benefits expense for the nine months ended September 30, 2019 as compared to the 2018 period was attributable to an increase in our independent advisory and brokerage services segment of $7,852, an increase of $3,559 in our insurance brokerage segment, an increase of $2,108 in our corporate segment and an increase of $268 in our Ladenburg segment. The increase in salaries and benefits is primarily due to increased headcount. Also, we recorded severance expense of $1,269 during the nine months ended September 30, 2019.

The $1,038 (9%) decrease in brokerage, communication and clearance fees expense for the nine months ended September 30, 2019 as compared to the 2018 period was driven primarily by a decrease of $568 in our independent advisory and brokerage services segment and a decrease of $419 in our Ladenburg segment. The decrease in expense resulted from increased levels of clearing credits during the 2019 period, resulting from new annual business credits being received in connection with the May 2018 extension of the term of our clearing agreements with one of our clearing firms.

The $516 (7%) increase in rent and occupancy expense, net of sublease revenue, for the nine months ended September 30, 2019 as compared to the 2018 period was primarily attributable to an increase of $452 in our insurance brokerage segment.

The $346 (2%) decrease in professional services expense for the nine months ended September 30, 2019 as compared to the 2018 period was due to decreases of $374 and $180 in our independent advisory and brokerage services and Ladenburg segments, respectively, partially offset by an increase of $229 in our corporate segment. Decreased professional services expense was primarily due to lower legal expenses.

The $9,614 (133%) increase in interest expense for the nine months ended September 30, 2019 as compared to the 2018 period primarily resulted from an increased average debt balance due to the issuance of senior notes in the second half of 2018 and the second quarter of 2019. Our average outstanding debt balance was approximately $297,378 for the nine months ended September 30, 2019 as compared to $129,210 for the nine months ended September 30, 2018. The average interest rate was 7% for the nine months ended September 30, 2019 and 6.5% for the comparable 2018 period. Our outstanding debt balance as of September 30, 2019 primarily included $319,178 of indebtedness due to the issuance of our senior notes, $5,728 of indebtedness in connection with a term loan at one of our subsidiaries and $5,532 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment.

The $889 (97%) decrease in acquisition-related expense for the nine months ended September 30, 2019 as compared to the 2018 period was due to a decrease in our independent advisory and brokerage services segment. The nine month period ended September 30, 2018 included expense associated with temporary help and overtime compensation related to newly recruited advisors.

The $1,580 (22%) increase in amortization of contract acquisition costs for the nine months ended September 30, 2019 as compared to the 2018 period was primarily due to an increase in our independent advisory and brokerage services segment as a result of the issuance of loans to newly recruited financial advisors during the fourth quarter of 2018 and the first nine months of 2019.

The $4,824 (9%) increase in other expense for the nine months ended September 30, 2019 as compared to the 2018 period was primarily driven by increases at our independent advisory and brokerage services segment of $4,040 and our insurance brokerage segment of $998. The total increase in other expense was primarily attributable to increases in computer and software expenses of $2,696, deferred compensation expense of $2,061, conference expenses of $1,418 and firm insurance of $1,018, partially offset by a decrease in legal settlement expense of $1,581, dues, licenses and registrations of $462 and travel and entertainment expense of $441.

We had income tax expense of $7,421 for the nine months ended September 30, 2019 as compared to income tax expense of $9,953 in the comparable 2018 period.

As of September 30, 2019, we concluded that our deferred tax assets are realizable on a more-likely-than-not basis, with the exception of certain separate company state net operating losses. The income tax provision includes a provision for federal, state and local income taxes. See Note 8 to our condensed consolidated financial statements.

The TCJA provided a permanent reduction in our federal corporate income tax rate from 35% to 21%, effective January 1, 2018. During the year ended December 31, 2018, we finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in prior periods.

Our provision for income taxes consists of U.S. federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate we expect to achieve for the full year together with the tax effect of discrete items. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2019 period primarily related to state and local taxes and certain non-deductible expenses. The effective tax rate differs from the federal statutory income tax rate of 21% for the 2018 period primarily related to state and local taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Approximately 35% and 30% of our total assets at September 30, 2019 and December 31, 2018, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. Our total assets or the individual components of our total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement. At September 30, 2019, each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg was subject to a $250 minimum net capital requirement.

At September 30, 2019, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $15,375, Triad $9,690, Investacorp $8,657, KMS $7,534, SSN $6,618 and Ladenburg $23,428. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement. Compliance with the Net Capital Rule could limit Ladenburg’s operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our subsidiaries, which in turn, could limit our ability to pay dividends and repay debt.

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At September 30, 2019, Premier Trust had stockholders’ equity of $4,826, including at least $250 in cash.

Our primary sources of liquidity include cash flows from operations and sales of equity and debt securities in public or private transactions. We believe that we have adequate cash and regulatory capital to fund our current level of operating activities through at least November 2020.

In June 2018, we entered into an equity distribution agreement under which we may sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During the nine months ended September 30, 2019, we sold 389,207 shares of Series A Preferred Stock pursuant to the “at the market” offering, which provided total net proceeds of $9,431. As of September 30, 2019, we had 6,443,634 shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% senior notes due November 2027 (the "6.5% Senior Notes"). Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of 6.5% Senior Notes. The offering resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313. In February 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 6.5% Senior Notes from time to time in an "at the market" offering. During 2018, we sold $6,240 principal amount of 6.5% Senior Notes, pursuant to the "at the market" offering and received net proceeds of $6,058. No compensation was paid to the agents with respect to such sales. We did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during the nine months ended September 30, 2019.

On May 22, 2018, we sold $40,000 principal amount of our 7% senior notes due May 2028 (the "7% Senior Notes") pursuant to an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes. The offering resulted in total gross proceeds of $41,412, before deducting (i) the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020 and (ii) $1,622 of 7% Senior Notes repurchased by Ladenburg. In June 2018, we entered into a note distribution agreement under which we may sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. In 2018, we sold $2,729 principal amount of 7% Senior Notes, pursuant to the "at the market" offering for net proceeds of $2,682. No compensation was paid to the agents with respect to such sales. We did not sell any 7% Senior Notes pursuant to the "at the market" offering during the nine months ended September 30, 2019.

On August 9, 2018, we sold $60,000 principal amount of our 7.25% senior notes due September 2028 (the "7.25% Senior Notes") pursuant to an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,135.

On May 29, 2019, we sold $57,500 principal amount of our 7.75% senior notes due June 2029 (the "7.75% Senior Notes") pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,068.

We believe our existing assets and cash flows from operations will provide adequate funds for continuing operations at current activity levels and for payment of our obligations, including outstanding indebtedness and the dividends on our outstanding Series A Preferred Stock. We were in compliance with all covenants in our debt agreements as of September 30, 2019.

Cash provided by operating activities for the nine months ended September 30, 2019 was $41,967, which primarily consisted of our net income of $22,217 adjusted for non-cash expenses, decreases in other assets, securities owned, income tax receivables and other receivables, as well as increases in the deferred compensation plan, partially offset by increases in contract acquisition costs, as well as decreases in accounts payable and accrued liabilities and lease liabilities.

Cash provided by operating activities for the nine months ended September 30, 2018 was $61,363, which primarily consisted of our net income of $24,224 adjusted for non-cash expenses, decreases in receivables from clearing brokers, and receivables from other broker-dealers, as well as increases in commissions and fees payable, accounts payable and accrued liabilities and deferred compensation, partially offset by increases in contract acquisition costs, other receivables, net and other assets.

Investing activities used $9,049 for the nine months ended September 30, 2019, primarily due to the purchase of furniture, equipment and leasehold improvements. Investing activities used $12,192 for the nine months ended September 30, 2018, primarily due to the purchase of furniture, equipment and leasehold improvements and the acquisition of certain assets of KFG.

Financing activities provided $29,605 for the nine months ended September 30, 2019, primarily due to the issuance of senior notes providing $55,291, issuance of preferred stock providing $9,431 and borrowings on the term note of $7,000, partially offset by payment of $25,987 of dividends on our Series A Preferred Stock, $5,380 of dividends on our common stock and $10,873 used for common stock repurchases and retirements.

Financing activities provided $47,389 for the nine months ended September 30, 2018 primarily due to $106,081 from the issuance of senior notes and $4,001 from the issuance of common stock upon option exercises and under our employee stock purchase plan. This was partially offset by payment of $25,523 of dividends on our Series A Preferred Stock, $6,377 of dividends on our common stock, $8,746 used for common stock repurchases and retirements and $21,867 in payments of outstanding indebtedness that included a $6,738 repayment of outstanding notes related to the Highland acquisition, $6,400 repayment of outstanding notes related to the SSN acquisition, a $2,055 repayment of outstanding notes related to the KMS acquisition and $6,658 of bank loan and revolver payments.

At September 30, 2019, we were obligated under several non-cancelable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $41,315, through January 2030. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $38 through February 2020.

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, which is under construction, for 12 years and would require the payment of an estimated average annual rent of $1,700 plus operating expenses, subject to certain adjustments. The Company currently expects that this lease will commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

On November 6, 2013, Securities America entered into a loan agreement (the “SA Loan Agreement”) with a third-party financial institution for a $1,000 revolving credit facility. Revolving loans bore interest at 5.5% per annum over a 5-year term. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for new revolving loans to prime plus 2.25%. The $1,000 revolving credit facility was terminated in February 2019.

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

On August 31, 2018, as part of the consideration paid for the acquisition of certain assets of KFG, an affiliate of Highland issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due on November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $160 for the nine months ended September 30, 2019.

In November 2018, as part of the consideration paid for the acquisition of certain assets of Four Seasons Financial Group ("FSFG"), Highland issued two promissory notes in the amounts of $169 and $203, bearing interest at 3.99% and 4.75%, per annum, respectively and payable in equal monthly installments. The notes mature on October 1, 2021 and January 15, 2024, respectively.

In December 2018, as part of the consideration paid for the repurchase of 50.9 million shares of our common stock from our former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (together with Dr. Frost, the “Sellers”), we issued $76.35 million aggregate principal amount of 7.25% Senior Notes due 2028 (the “December 2018 Notes”) to the Sellers. The December 2018 Notes are senior unsecured obligations of ours and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The December 2018 Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries. The December 2018 Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The December 2018 Notes mature on September 30, 2028.

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

In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. During the nine months ended September 30, 2019, 2,041,958 shares were repurchased pursuant to the repurchase program. As of September 30, 2019, 27,226,063 shares have been repurchased for $73,194 under the program and have been retired. As of September 30, 2019, 10,273,937 shares remained available for repurchase under the program. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We may execute similar Rule 10b5-1 plans periodically in the future.

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

On May 29, 2019, we sold $57,500 principal amount of our 7.75% Senior Notes pursuant to an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,068.

Due to new lease arrangements resulting from Highland's acquisitions of certain assets of KFG and Four Seasons, Highland is obligated to make payments of $2,030 through 2025 relating to KFG's lease and to make payments of $192 through December 2022 relating to Four Seasons' lease.

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

We maintain inventories of trading securities. At September 30, 2019, the fair market value of our inventories was $4,601 in long positions and $35 in short positions. We performed an entity-wide analysis of our financial instruments and assessed the related market risk. Based on this analysis, we do not expect that the market risk associated with our financial instruments at September 30, 2019 will have a material adverse effect on our consolidated financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please see Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

This table shows information regarding our monthly purchases of our common stock during the third quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2019	155,571	$3.38	155,571	10,273,937
August 1 to August 31, 2019	—	—	—	10,273,937
September 1 to September 30, 2019	—	—	—	10,273,937
Total	155,571	$3.38	155,571

(1)
In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of September 30, 2019, 27,226,063 shares had been repurchased for $73,194 under the program and 10,273,937 shares remain available for repurchase under the program depending on market conditions. In April 2019, our board of directors authorized the repurchase of up to an additional 10,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Beginning in the fourth quarter of 2015, we adopted a Rule 10b5-1 trading plan to permit the repurchase of common stock pursuant to the existing stock repurchase program during certain restricted trading periods. We may execute similar Rule 10b5-1 plans periodically in the future.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)

Date:	November 8, 2019	By:	/s/ Brett H. Kaufman
Brett H. Kaufman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)