Form 10-K
period 2019-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2020-03-13
CIK 1029730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________
Form 10-K
________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☑  No ☐

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

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE American on that date) held by non-affiliates of the registrant was approximately $399,169,913.

As of March 13, 2020, there were 100 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

LADENBURG THALMANN FINANCIAL SERVICES INC.

Form 10-K

ii

PART I

ITEM 1.  BUSINESS.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this annual report, which are incorporated herein by this reference.

Recent Developments

On November 11, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Advisor Group Holdings, Inc., a Delaware corporation (“Advisor Group”), and Harvest Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Advisor Group (“Merger Sub”), pursuant to which Merger Sub would be merged with and into us (the "Merger"). On January 30, 2020, our shareholders voted to approve the Merger.

On February 14, 2020, we announced the successful completion of the Merger, and the NYSE American filed Form 25 to delist our shares of common stock. On February 24, 2020, we filed Form 15 to terminate registration under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and our duty to file reports under Sections 13 and 15(d) of the Exchange Act with respect to our common stock.

As required by the terms of our 8.00% Series A Preferred Stock (the "Series A Preferred Stock"), on February 14, 2020, we provided notice to the holders of our Series A Preferred Stock of their right to convert each share of Series A Preferred Stock owned by them into $25.0389 per share in cash. The conversion right arose from the Merger and the resulting change of control of our company. 12,816,614 shares of Series A Preferred Stock were converted and 4,584,668 shares of Series A Preferred Stock remained outstanding as of March 10, 2020.

On February 24, 2020, we filed Form 25 to delist the Series A Preferred Stock, our 6.50% Senior Notes due 2027 (the “6.50% Senior Notes”), our 7.00% Senior Notes due 2028 (the “7.00% Senior Notes”), our 7.25% Senior Notes due 2028 (the “7.25% Senior Notes”), and our 7.75% Senior Notes due 2029 (the “7.75% Senior Notes” and, together with the 6.50% Senior Notes, the 7.00% Senior Notes, the 7.25% Senior Notes and the 7.75% Senior Notes, the "Publicly Offered Senior Notes") from the NYSE American. On March 5, 2020, we filed Form 15 to terminate registration under Section 12(g) of the Exchange Act and our duty to file reports under Section 13 and 15(d) of the Exchange Act with respect to the Series A Preferred Stock and the Publicly Offered Senior Notes. The Series A Preferred Stock and Publicly Offered Senior Notes currently trade on the Pink Sheets.

General

We are a diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance and annuity brokerage and trust services through our principal subsidiaries, Securities America, Triad Advisors (“Triad”), Securities Service Network (“SSN”), Investacorp, KMS Financial Services (“KMS”), Ladenburg Thalmann & Co. (“Ladenburg”), Ladenburg Thalmann Asset Management (“LTAM”), Premier Trust, and Highland Capital Brokerage (“Highland”).

The independent advisory and brokerage services industry has been one of the fastest growing segments of the financial services industry during the past decade. With approximately 4,400 financial advisors located in 50 states, we have become one of the largest independent advisory and brokerage services networks. Since 2007, our plan has been to marry the more stable and recurring revenue and cash flows of the independent advisory and brokerage business with Ladenburg’s traditional investment banking, capital markets, institutional sales and trading and related businesses.

Ladenburg’s legacy investment banking business is generally more volatile and subject to the cycles of the equity capital markets than our independent advisory and brokerage subsidiaries, but historically has enjoyed strong operating margins in periods of good market conditions. Our goal has been to build sufficient scale in our independent advisory and brokerage business, with the accompanying more steady cash flows it can produce, so regardless of capital market conditions, we as a firm can generate significant operating cash flow.

The appealing growth profile of the independent advisory and brokerage business has been a key factor in setting our strategic path. The independent channel plays an important role in providing independent retail advice, financial planning and investment solutions to “Main Street” Americans - “mass affluent” households and individuals, which we define as individuals and households with $100,000 to $1,500,000 in investible assets. We believe that this market is underserved by the wirehouse and regional brokerage firms. As of December 31, 2019, our independent advisory and brokerage business served clients with $188 billion in assets under administration through our approximately 4,400 financial advisors.

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

We seek to share intellectual capital and best practices among our firms. For instance, we offer Securities America’s industry recognized Next Level practice development tools to our other advisors. Similarly, the advisors in our independent advisory and brokerage services segment have other resources to enhance their practices, including access to Ladenburg’s proprietary research, investment banking and capital markets services, fixed income trading and syndicate products, Premier Trust’s trust services, Highland’s insurance and annuity solutions and LTAM’s wealth management solutions.

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

Available Information

Our securities filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Exchange Act, and any amendments to those filings, are available, free of charge, on our website, www.ladenburg.com, as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

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

Business Segments

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities provided by Highland, which delivers life insurance, fixed and equity indexed annuities and long-term care solutions to investment and insurance providers, and provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities. See Note 21, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for information regarding revenue, income (loss) before income taxes, EBITDA, as adjusted, identifiable assets, depreciation and amortization, interest, capital expenditures, and non-cash compensation for our three operating segments.

Independent Advisory and Brokerage Services Segment

Overview

Securities America, Triad, SSN, Investacorp and KMS are independent broker-dealers and registered investment advisors, whose independent contractor financial advisors offer advisory and securities brokerage services to their clients, which may include advisor managed accounts, general securities such as equities, fixed income and options, as well as packaged products such as mutual funds and variable and fixed annuities. Revenues generated by our independent advisory and brokerage services segment represented approximately 82%, 83% and 90% of our total revenues for 2019, 2018 and 2017, respectively.

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

Premier Trust

Founded in 2001, Premier Trust is a Nevada-chartered trust company headquartered in Las Vegas, Nevada, with more than $1.5 billion in assets under administration at December 31, 2019. Premier Trust provides trust administration of personal and retirement accounts, estate and financial planning, wealth management and custody services. Working in combination with a client’s legal and other professional advisors, Premier Trust’s professionals assist with every aspect of planning, including income and estate taxes, retirement, succession of the family business, transferring assets to future generations and asset protection.

Ladenburg Segment

Ladenburg Thalmann Asset Management

LTAM is a registered investment advisor, which provides access to:

•	expert wealth management advice;

•	market analysis;

•	due diligence;

•	fund selection and asset allocation; and

•	diversification strategies.
LTAM offers various asset management products utilized by Ladenburg clients, as well as clients of our independent brokerage firms' financial advisors and clients of Premier Trust. LTAM serves as our internal wealth management group and plays an important role in supporting the growth of the advisory businesses at our independent firms. At December 31, 2019, LTAM had approximately $3.4 billion of assets under management and 17,200 client accounts.

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

Investment Research

We believe that Ladenburg’s research department takes a fresh, critical approach to analyzing primary sources and developing proprietary research. Many individuals, institutions, portfolio managers and hedge fund managers, on all levels, have been neglected by brokerage firms that ignore the demand for unbiased research for small and mid-cap companies. Ladenburg provides a branded in-depth research product. Ladenburg’s research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Currently, our research department provides research coverage on approximately 201 companies and closed-end funds. Our research department specializes in small- to mid-cap companies in the energy exploration and production, biotechnology, personalized medicine, medical devices, specialty pharmaceutical, healthcare services, medical technology and internet and software services industries; MLPs, BDCs and mortgage and equity REITs; and other companies on a special situations basis. Ladenburg’s research coverage may expand to additional sectors in the future. Ladenburg provides its research on a fee basis to certain institutional accounts and makes it available to the financial advisors at all of our subsidiaries.

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

Corporate Finance

Ladenburg's corporate finance group provides capital origination services and merger and acquisition advice primarily to middle-market companies. Ladenburg's investment bankers develop financing strategies, transaction structures and financing instruments for its corporate clients. Ladenburg offers a broad range of financing options including underwritten public offerings, registered direct offerings, at-the-market offerings, PIPEs (private investment in public equity) and other private placements. Ladenburg's ability to effectively structure offerings and to identify likely buyers of such offerings makes it a valuable advisor to small and middle-market companies. Although the capital markets are not consistently favorable, we expect that Ladenburg will participate in follow-on offerings, CMPOs (confidentially marketed public offerings), registered direct offerings, PIPEs and other private placements to generate corporate finance revenues. We believe there is a significant opportunity for continued growth in the CMPO, registered direct and PIPEs areas given issuers’ desire to identify and pursue faster and less costly financing alternatives to traditional follow-on offerings and institutional investors’ continuing interest in these financing transactions. Further, we believe the establishment of relationships with issuers through our capital raising efforts will lead to additional investment banking services, including further capital raising, and other advisory services. In 2019, Ladenburg participated in 83 underwritten offerings that raised an aggregate of approximately $15.4 billion. In 2019, Ladenburg placed 26 registered direct and PIPE offerings, which raised an aggregate of approximately $2.3 billion for clients in the health-care, biotechnology, energy and other industries. Since 2017, Ladenburg has participated as a manager in 310 offerings, which raised over $33.5 billion.

Ladenburg seeks to capitalize on its distribution network by focusing on yield-oriented equities, which have been attractive to both institutional and retail investors. The yield-oriented equity business has developed in recent years in response to the low interest rate environment.

Our yield-oriented equity bankers focus primarily on three specific areas: mortgage and equity real estate investment trusts (REITs), business development companies (BDCs) and master limited partnerships (MLPs). Ladenburg has become a leader in syndicating these products to institutional investors as well as other retail and independent firms. Since 2017, Ladenburg has participated as a manager in 125 offerings of these products, which raised over $16.3 billion.

Similarly, Ladenburg also has dedicated investment bankers focused on healthcare and biotechnology companies as well as the energy and technology sectors. From 2017 through 2019, Ladenburg participated as a manager in 111 offerings in the healthcare and biotechnology sectors, which raised over $5.3 billion.

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

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies and changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. In June 2019, the SEC adopted Regulation Best Interest, which will become effective on June 30, 2020. Regulation Best Interest, among other things, requires broker-dealers to act in the best interest of retail customers when making a recommendation concerning a securities transaction or investment strategy involving securities, and to identify, disclose and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations. We anticipate incurring additional costs to review and modify our broker-dealer subsidiaries’ policies and procedures to provide for an enhanced suitability review, additional disclosures to clients under a prescribed Form CRS, more specific fee disclosures and a more comprehensive disclosure of material conflicts of interest. Regulation Best Interest may affect our business in ways that cannot now be anticipated and may further impact the products and services offered by our financial advisors. It may also negatively impact our results of operations, including the impact of increased legal, compliance, information technology and other costs. Also, we may face enhanced legal risks in connection with compliance with Regulation Best Interest.

Also, a number of states are in varying stages of adopting and implementing laws and regulations that would impose a fiduciary duty on broker dealers and investment advisers under state law. In February 2020, the Massachusetts Securities Division adopted regulations that would raise the standard of conduct applicable to broker-dealers and their agents (the “MA Fiduciary Rule”), which became effective on March 6, 2020. The MA Fiduciary Rule, and any additional state fiduciary duty laws or regulations that may take effect in 2020, may also negatively impact our results of operations, and may result in increased legal, compliance, information technology and other costs, as well as increased legal risks.
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

Net Capital Requirements

Approximately 34% of our total assets at December 31, 2019 consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

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

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by the Net Capital Rule and at December 31, 2019, each, had a $250,000 minimum net capital requirement. At December 31, 2019, Securities America had regulatory net capital of approximately $12,467,000, Triad had regulatory net capital of approximately $9,916,000, Investacorp had regulatory net capital of approximately $10,079,000, KMS had regulatory net capital of approximately $7,240,000, SSN had regulatory net capital of approximately $8,149,000 and Ladenburg had regulatory net capital of approximately $24,883,000.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholder’s equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2019, Premier Trust had stockholder’s equity of approximately $4,072,000, including at least $250,000 in cash.

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

In the past, Ladenburg has entered into temporary subordinated loan arrangements to borrow funds on a short-term basis to supplement Ladenburg's capital to allow it to facilitate underwriting transactions.

Personnel

At December 31, 2019, we had 1,510 full-time employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We incurred losses in 2019, 2018, 2017 and in various prior years, some of which were significant. We cannot assure you that we will achieve profitability or have positive cash flow on either a quarterly or annual basis. If we are unable to achieve and sustain our profitability, it would have a material adverse effect on our business and results of operations.

We have a significant amount of debt and preferred stock outstanding, which limits cash flow available for operations and may impair our ability to obtain additional financing.

As of December 31, 2019, our total debt was approximately $315 million and we had 17,401,282 shares of Series A Preferred Stock outstanding with a liquidation preference of approximately $435 million. Our substantial amount of indebtedness and preferred stock outstanding:

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

We and Securities America Financial Corporation are guarantors of certain indebtedness incurred by Advisor Group, and the instruments governing such indebtedness impose significant operating and financial restrictions on us and Securities America Financial Corporation.

Following the Merger, we and Securities America Financial Corporation agreed to guarantee approximately $2.413 billion of indebtedness of Advisor Group, consisting of (i) $500 million in aggregate principal amount of 6.25% Senior Secured Notes due 2028, (ii) $413 million in aggregate principal amount of 10.75% Senior Unsecured Notes due 2027 and (iii) $1.5 billion pursuant to Advisor Group's senior secured credit facilities. The instruments governing such indebtedness impose significant operating and financial restrictions on us and Securities America Financial Corporation. These restrictions will limit our ability, subject to certain exceptions, to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate; and

•	transfer or sell assets.

In addition, the terms of the instruments governing the outstanding 6.25% Senior Secured Notes due 2028 and 10.75% Senior Unsecured Notes due 2027 and Advisor Group’s senior secured credit facilities, and our guarantees of the obligations thereunder, may place restrictions under certain circumstances on our ability to pay principal and interest on, or purchase or redeem or make any payments in respect of, the 6.5% Senior Notes, 7% Senior Notes, 7.25% Senior Notes and 7.75% Senior Notes.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we or Advisor Group may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we or Advisor Group will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in Advisor Group or us being required to repay these borrowings before their due date. In addition, the obligations under the senior secured credit facilities and 6.25% Senior Secured Notes due 2028 are secured by substantially all of our and Securities America Financial Corporation's assets.

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

We may encounter difficulties integrating our business with Advisor Group and may fail to realize all of the anticipated benefits of the Merger.

Our ability to realize the anticipated benefits of our Merger with Advisor Group will depend, to a large extent, on the integration of our business with Advisor Group. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of Advisor Group. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits. The failure to meet the challenges involved in integrating the two businesses could adversely impact our business, financial condition and results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of clients, loss of advisors and diversion of the attention of our management and employees.

In addition, even if the operations of our business and the business of Advisor Group are integrated successfully, the full benefits of the Merger may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected, and the combined company will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all, and the costs to achieve such synergies may be more than anticipated. In addition, it is possible that the integration process could result in the loss of advisors and other key employees, inconsistencies in standards, controls, procedures and policies, which adversely affect our ability to maintain relationships with existing clients, advisors and employees or to achieve the anticipated benefits of the Merger.

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

If our contracts with participants in cash sweep programs are terminated or expire, we may not be able to obtain contracts on similar terms, which would decrease our revenue and profitability. Also, decreases in interest rates or clients moving assets out of our cash sweep programs would decrease our revenue and profitability. We may also be limited in the amount we can reduce interest rates payable to clients in cash sweep programs and still offer a competitive return. A sustained low interest rate environment such as the current environment may negatively impact our ability to negotiate contracts on comparable terms.

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

The occurrence of natural disasters, terrorism, acts of war or other external events could affect our results of operation and financial condition.

The occurrence of natural disasters, including earthquakes, fires, floods, tornadoes, blackouts and pandemic or other contagious outbreaks, or man-made disasters, such as terrorism and acts of war, could have a significant impact on our ability to conduct business and adversely affect our results of operations and financial condition. Such disasters may damage our facilities and prevent our employees and financial advisors from performing their roles. Although we have established a disaster recovery plan, there is no guarantee that we would be able to operate without disruption in the event any such disaster was to occur. In addition, the emergence of a pandemic or contagious outbreak, such as the recent coronavirus outbreak, could lead to travel restrictions or other operational difficulties that could impair our ability to conduct our business. A pandemic or outbreak may also have a negative impact on our results of operation and financial condition, including due to reduced revenue from conference attendance, reduced commissions resulting from client's lowering their level of trading activity, or reduced advisory fees resulting from a sell-off in the financial markets.

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

In June 2019, the SEC adopted Regulation Best Interest concerning the standards of conduct for broker dealers and investment advisers when dealing with retail investors, which will become effective on June 30, 2020. Regulation Best Interest establishes a best interest standard of conduct for broker-dealers recommending a securities transaction or investment strategy to retail customers, including a requirement that the broker-dealer not place its interests ahead of retail customers’ interests, and to identify, disclose and mitigate or eliminate material conflicts of interest arising from financial incentives associated with such recommendations. Broker-dealers and investment advisers will be required to provide retail investors with a brief form summarizing the firms' relationship with the investor. Also, broker-dealers and their associated persons will be restricted in the use of the terms “advisor” or “adviser.” Regulation Best Interest may affect our business in ways that cannot now be anticipated and may further impact the products and services offered by our financial advisors, including how we receive fees, how we compensate our registered representatives, how we attract and retain registered representatives, and how we design investments and services. Implementation of Regulation Best Interest and any state laws or regulations that impose a fiduciary duty on broker dealers may affect our results, including increased expenditures on legal, compliance, information technology and other costs. Also, we may face enhanced legal risks in connection with compliance with Regulation Best Interest and any state fiduciary duty laws or regulations that may take effect.
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

Our broker-dealer subsidiaries are subject to the SEC’s Net Capital Rule, which requires the maintenance of minimum net capital. Also, under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000,000, including at least $250,000 in cash. At December 31, 2019, each of our broker-dealer subsidiaries exceeded its minimum net capital requirement and Premier Trust exceeded its minimum stockholder's equity requirement. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash.

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

Risk Factors Relating to Owning Our Securities

The price of our Series A Preferred Stock, 6.5% Senior Notes, 7% Senior Notes, 7.25% Senior Notes and 7.75% Senior Notes may fluctuate significantly, and this may make it difficult for you to resell the shares of our stock or notes at prices you find attractive.

Our Series A Preferred Stock and senior notes are no longer listed on the NYSE American. The market prices of our securities have historically fluctuated significantly, and we expect that the market price of our securities will continue to fluctuate significantly.

The market price of our Series A Preferred Stock and senior notes may fluctuate in response to numerous factors, many of which are beyond our control. These factors include:

•	variations in quarterly operating results;

•	general economic and business conditions, including conditions in the securities brokerage and investment banking markets;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock and senior notes;

•	trading prices of similar securities;

•	the annual yield from dividends on the Series A Preferred Stock and interest on the senior notes as compared to yields on other comparable financial instruments;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital;

•	additions or departures of key personnel;

•	the initiation or outcome of litigation or arbitration proceedings;

•	our level of indebtedness;

•	legislation or regulatory policies, practices or actions; and

•	fluctuations in market prices and trading volume.

Any one of these factors could have an adverse effect on the market price of our Series A Preferred Stock or senior notes.

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

The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us. Also, FINRA regulations restrict dividends in excess of 10% of a member firm’s excess net capital without FINRA’s prior approval. Compliance with this regulation may impede our ability to receive dividends from our broker-dealer subsidiaries. In addition, any future changes to our corporate structure may inhibit our ability to service our obligations.

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

Under Florida law, we may not make any distribution to our shareholders, including holders of the Series A Preferred Stock, if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferred rights are superior to those receiving the distribution. Our ability to pay cash dividends on the Series A Preferred Stock will require us to have positive net assets (total assets less total liabilities) over our capital and to be able to pay our debts as they become due in the usual course of business. In addition, the terms of the instruments governing the outstanding 6.25% Senior Secured Notes due 2028 and 10.75% Senior Unsecured Notes due 2027 and Advisor Group’s senior secured credit facilities, and our guarantees of the obligations thereunder, may place restrictions under certain circumstances on our ability to pay dividends on, or purchase or redeem or make any payments in respect of, the Series A Preferred Stock, or other securities subordinated in right of payment to this indebtedness. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our preferred stock, including the Series A Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.

Changes in, or the withdrawal of, our credit rating, or the credit rating of our senior notes, could adversely affect the market price or liquidity of our senior notes.

Credit rating agencies continually revise their ratings for the companies that they follow, including us. Such ratings are based on a number of factors, including financial strength, as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. Our 6.5% Senior Notes, 7% Senior Notes, 7.25% Senior Notes and 7.75% Senior Notes are rated only by one rating agency, Egan-Jones Ratings Co.

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
Ladenburg entered into a sublease for space at 277 Park Avenue, 26th floor, New York, New York 10017 in December 2016, where it subleases approximately 23,000 square feet of office space commencing February 1, 2017 through January 20, 2021. Ladenburg also operates branch offices in leased office space. Such branch offices are located in Melville, New York and Westhampton Beach, New York; Miami, Naples and Boca Raton, Florida; Boston, Massachusetts; Calabasas, Torrance, San Rafael and Irvine, California; Minneapolis, Minnesota; and Stamford, Connecticut.
Our independent financial advisors are responsible for the office space they occupy, whether by lease or otherwise. Information regarding the principal executive offices used in our independent advisory and brokerage services segment is listed below:

Subsidiary	Location	Approximate Square Footage	Lease Expiration Date
Securities America	La Vista, NE	81,424	January 2030
Triad	Norcross, GA	21,835	February 2025
SSN	Knoxville, TN	15,000	March 2020 (1)
Investacorp	Miami, FL	11,475	September 2020
KMS	Seattle, WA	8,575	September 2024
Premier Trust	Las Vegas, NV	16,735	September 2022

(1)	The lessor is Cogdill Capital LLC, an entity of which SSN's CFO and CEO are members.

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
ITEM 3.  LEGAL PROCEEDINGS.

The information under the heading “Litigation and Regulatory Matters” contained in Note 15 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K is incorporated by reference in this Item 3.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(Dollars in thousands, except share and per share amounts)

Our common stock used to trade on the NYSE American under the symbol “LTS.” With the consummation of the Merger on February 14, 2020, we became a wholly owned subsidiary of Advisor Group and our common stock was delisted from the NYSE American. There is no established trading market for our common equity securities as of the closing date of the Merger.

Our Series A Preferred Stock used to trade on the NYSE American under the symbol “LTS PrA.” Our Series A Preferred Stock was delisted from the NYSE American on March 5, 2020. Our Series A Preferred Stock currently trades under the symbol "LTSA" on the Pink Sheets.

Holders

At March 8, 2020, there was one record holder of our common stock.

Common Stock Dividends

In September 2017, we began payment of a quarterly cash dividend on its common stock of $0.01 per outstanding share. On August 2, 2018, the quarterly cash dividend per outstanding share was increased to $0.0125.

Issuer Purchases of Equity Securities

This table shows information regarding our purchases of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2019	—	$—	—	10,273,937
November 1 to November 30, 2019	—	—	—	10,273,937
December 1 to December 31, 2019	—	—	—	10,273,937
Total	—	$—	—

(1)
In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. As of December 31, 2019, 27,226,063 shares had been repurchased for $73,194 under the program and 10,273,937 shares remain available for purchase under the program. The board authorized repurchase program expired at the effective time of the Merger as there is no established trading market for shares of our common stock as of the closing date of the Merger.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited consolidated financial statements. You should read this selected financial data together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
	(In thousands, except share and per share amounts)
Operating Results:
Total revenues	$1,469,302	$1,391,136	$1,268,152	$1,106,953	$1,152,118
Total expenses	1,438,631	1,343,733	1,266,991	1,119,023	1,163,868
Income (loss) before item shown below	30,671	47,403	1,161	(12,070)	(11,750)
Change in fair value of contingent consideration	(664)	(238)	19	(216)	55
Income (loss) before income taxes	30,007	47,165	1,180	(12,286)	(11,695)
Net income (loss)	22,725	33,786	7,682	(22,311)	(11,213)
Per common and equivalent share:
(Loss) income per common share - basic	$(0.08)	$(0.00)	$(0.13)	$(0.29)	$(0.21)
(Loss) income per common share - diluted	$(0.08)	$(0.00)	$(0.13)	$(0.29)	$(0.21)
Cash dividend declared per common share	$0.05	$0.05	$0.02	$—	$—
Basic weighted average common shares	143,372,266	194,562,916	193,064,550	182,987,850	183,660,993
Diluted weighted average common shares	143,372,266	194,562,916	193,064,550	182,987,850	183,660,993
Balance Sheet Data:
Total assets	$829,936	$740,904	$632,025	$546,003	$574,105
Total liabilities	588,471	487,727	261,634	183,502	198,074
Shareholders’ equity	241,456	253,126	370,379	362,474	376,002
Other Data:
Book value per common share	$1.62	$1.73	$1.87	$1.87	$2.06

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

We have three operating segments: (i) the independent advisory and brokerage services segment, (ii) the Ladenburg segment and (iii) the insurance brokerage segment. The independent advisory and brokerage services segment includes the investment advisory and brokerage services provided by our independent advisory and brokerage subsidiaries (Securities America, Triad, SSN, Investacorp and KMS) to their independent contractor financial advisors and the wealth management services provided by Premier Trust. The Ladenburg segment includes the investment banking, sales and trading and asset management services and investment activities conducted by Ladenburg and LTAM. The insurance brokerage segment includes the wholesale insurance brokerage activities conducted by Highland, which delivers life insurance, fixed and equity indexed annuities, as well as long-term care solutions to investment and insurance providers, and which provides marketing strategies, product expertise, and back-office processing for fixed and equity-indexed annuities.

During the three years ended December 31, 2019, we incurred $5,823 of acquisition indebtedness, related to the acquisitions in 2018 of certain assets of KFG and FSFG. As of December 31, 2019, $5,454 of this acquisition-related indebtedness was outstanding.

Recent Developments

Advisor Group Merger

On November 11, 2019, we entered into the Merger Agreement by and among us, Advisor Group and Merger Sub, a wholly-owned subsidiary of Advisor Group, pursuant to which Merger Sub would be merged with and into us. On January 30, 2020, our shareholders voted to approve the Merger. On February 14, 2020, we announced the successful completion of the Merger.

In connection with the closing of the Merger, our common stock was delisted from the NYSE American and was deregistered from registration with the SEC. On March 5, 2020, our Series A Preferred Stock and Publicly Offered Senior Notes were delisted from the NYSE American and were deregistered from registration with the SEC. The Series A Preferred Stock and Publicly Offered Senior Notes currently trade on the Pink Sheets.

As required by the terms of our Series A Preferred Stock, on February 14, 2020, we provided notice to the holders of our Series A Preferred Stock of their right to convert each share of Series A Preferred Stock owned by them into $25.0389 per share in cash. The conversion right arose from the Merger and the resulting change of control of our company. 12,816,614 shares of Series A Preferred Stock were converted and 4,584,668 shares of Series A Preferred Stock remained outstanding as of March 10, 2020.

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

The adoption of ASC 606, among other things, impacts the recognition of revenue in both our independent advisory and brokerage services and insurance brokerage segments. Certain independent financial advisors conduct their advisory business through their own registered investment advisory ("RIA") firm, or Hybrid RIA, rather than using one of our corporate RIA subsidiaries. Historically, we have generally recognized advisory fee revenue on a gross basis based on the fees charged by the RIAs to their clients. Commencing in 2018, with the adoption of ASC 606, we no longer recognize revenue on a gross basis where the clients’ assets are held by these independent entities, or Hybrid RIAs, which has primary client fiduciary duty under the Investment Advisors Act. In those circumstances, we now recognize the associated advisory revenues on a net basis (after deducting the advisor’s compensation). We also collect certain administrative fees for value-added services provided to Hybrid RIAs. Accordingly, our reported advisory revenue and the independent advisor's compensation in our independent advisory and brokerage services segment were materially lower in 2018 as compared to the prior year periods as a result of the adoption of ASC 606, and that reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

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

Clearing Arrangements.  Our broker-dealer subsidiaries do not carry accounts for customers or perform custodial functions related to customers’ securities. Each of our broker-dealer subsidiaries introduces all of its customer transactions, which are not reflected in these financial statements, to its clearing brokers, which maintain the customers’ accounts and clear such transactions. Also, the clearing brokers provide the clearing and depository operations for our broker-dealer subsidiaries' proprietary securities transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as we have agreed to indemnify our clearing brokers for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. We incurred losses from these arrangements, prior to any recoupment from our financial advisors, of $14, $8 and $17 for the years ended December 31, 2019, 2018 and 2017, respectively.

Customer Claims, Litigation and Regulatory Matters.  In the ordinary course of business, our operating subsidiaries have been and are the subject of numerous civil actions and arbitrations arising out of customer complaints relating to their activities as a broker-dealer or investment adviser, as an employer or supervisor and as a result of other business activities. In general, the cases involve various allegations that our employees or independent financial advisors had mishandled customer accounts. Due to the uncertain nature of litigation in general, we are unable to estimate a range of possible loss related to lawsuits filed against us, but based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. We had accruals of $7,817 at December 31, 2019 and $9,869 at December 31, 2018 for potential losses. See Note 15, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K. However, in the past we have been assessed damages that exceeded our reserves. If we misjudge the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income and liquidity would be reduced. Such costs may have a material adverse effect on our future financial position, results of operations and liquidity.

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

Valuation of Deferred Tax Assets: We account for income taxes under the asset and liability method, which requires the recognition of tax benefits or expense on the temporary differences between the tax basis and book basis of our assets and liabilities as well as tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax liability as of December 31, 2019, which consists principally of the tax benefit of net operating loss carryforwards, compensation charges related to equity instruments and deferred compensation liabilities, offset by deferred revenue, intangible assets and goodwill, amounted to $12,269. Each reporting period, we assess the realizability of our deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis.  In making this determination, we assess all available positive and negative evidence to determine if our existing deferred tax assets are realizable on a more-likely-than-not basis.  Significant weight is given to positive and negative evidence that is objectively verifiable. We considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on our generation of sufficient taxable income within the available net operating loss carryforward periods to utilize the deductible temporary differences. Based on the reversal pattern of existing taxable temporary difference coupled with objective evidence of cumulative earnings in recent years, the Company concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate state net operating loss carryforwards. See Note 13, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

Results of Operations

The following discussion provides an assessment of our consolidated results of operations, capital resources and liquidity and should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include our accounts and the accounts of our subsidiaries. The presentation of revenue and certain related accounts for 2019 and 2018 reflect the adoption of ASC 606, which may affect the comparability of such information and the related analysis.

The following table includes a reconciliation of net income attributable to the Company as reported to EBITDA, as adjusted:

	Year Ended December 31,
	2019		2018		2017
Total revenues	$1,469,302		$1,391,136		$1,268,152
Total expenses	1,438,631		1,343,733		1,266,991
Income before income taxes	30,007		47,165		1,180
Net income attributable to the Company	22,767		33,758		7,697
Reconciliation of net income attributable to the Company to EBITDA, as adjusted:
Net income attributable to the Company	22,767		33,758		7,697
Less:
Interest income	(2,906)		(2,504)		(506)
Change in fair value of contingent consideration	664		238		(19)
Add:
Interest expense	23,119		10,796		2,710
Income tax (benefit) expense	7,282		13,379		(6,502)
Depreciation and amortization	22,294		24,039		28,835
Non-cash compensation expense	6,106		5,882		5,539
Amortization of retention and forgivable loans	549		417		7,396
Amortization of contract acquisition costs (4)	11,759		9,671		—
Financial advisor recruiting expense	55		370		5,721
Acquisition-related expense	5,887		1,010		3,469
Other	3,655	(1)	3,392	(2)	1,661	(3)
EBITDA, as adjusted	$101,231		$100,448		$56,001

(1) Includes loss on severance costs of $1,697, excise and franchise tax expense of $548, compensation expense that may be paid in stock of $1,470, other legal matters of $215 and reversal of a write-off for a sublease commitment of $(275).

(2) Includes loss on severance costs of $481, excise and franchise tax expense of $629, compensation expense that may be paid in stock of $535 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $1,747.

(3) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559.

(4) See Note 4 to the consolidated financial statements for further information.

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

EBITDA, as adjusted, for the fiscal year ended December 31, 2019 was $101,231, an increase of $783 (1%), from EBITDA, as adjusted, of $100,448 for the fiscal year ended December 31, 2018. This increase was primarily due to an increase in EBITDA, as adjusted, in our insurance brokerage segment. Our independent advisory and brokerage services segment experienced an increase in EBITDA, as adjusted, of $997 (1%) on increased revenue of $43,283 (4%). EBITDA, as adjusted, in our insurance brokerage segment increased by $3,479 (84%) on increased revenue of $39,084 (27%). EBITDA, as adjusted, in our Ladenburg segment decreased by $1,468 (11%) on decreased revenue of $2,571 (3%). EBITDA, as adjusted, in our Corporate segment decreased by $2,225 (15%) on decreased revenues of $1,630 (33%).

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

	Year Ended December 31,
	2019	2018	2017
Revenues:
Independent advisory and brokerage services	$1,204,326	$1,161,043	$1,140,380
Ladenburg	75,523	78,094	66,680
Insurance Brokerage	186,211	147,127	57,132
Corporate	3,242	4,872	3,960
Total revenues	$1,469,302	$1,391,136	$1,268,152

Income (loss) before income taxes:
Independent advisory and brokerage services	$65,517	$62,748	$19,858
Ladenburg	10,501	11,464	6,346
Insurance Brokerage	4,745	1,983	(5,338)
Corporate (1)	(50,756)	(29,030)	(19,686)
Total income (loss) before income taxes	$30,007	$47,165	$1,180

EBITDA, as adjusted (2)
Independent advisory and brokerage services	$99,408	$98,411	$59,756
Ladenburg	11,498	12,966	8,115
Insurance Brokerage	7,645	4,166	2,698
Corporate	(17,320)	(15,095)	(14,568)
Total EBITDA, as adjusted	$101,231	$100,448	$56,001

(1)	Includes interest expense, compensation, professional fees and other general administrative expenses related to the Corporate segment.

(2)
See Note 20, "Segment Information," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K for a reconciliation of income (loss) before income taxes to EBITDA, as adjusted.

Year ended December 31, 2019 compared to year ended December 31, 2018

For the fiscal year ended December 31, 2019, we had net income attributable to the Company of $22,767 as compared to net income attributable to the Company of $33,758 for the fiscal year ended December 31, 2018. The decrease in net income attributable to the Company was primarily due to an overall increase in total expenses, including approximately $5,863 attributable to the Merger.

Our total revenues for 2019 increased by $78,166 (6%) from 2018, resulting primarily from increases in commissions of $28,274, advisory fees of $36,186, service fees of $12,599, principal transactions of $1,780 and other income of $1,222, partially offset by a decrease in investment banking revenue of $2,213. Our independent advisory and brokerage services segment revenues increased by $43,283 (4%) from 2018 mainly driven by increases in advisory fees, service fees and other income, partially offset by decreases in commissions. Our Ladenburg segment revenues decreased by $2,571 (3%) from 2018 as a result of lower investment banking revenue primarily due to a decrease in equity capital raising as compared to 2018 and a decrease in commissions, partially offset by an increase in principal transactions. Our insurance brokerage segment revenues increased by $39,084 (27%) in 2019 as compared to the prior year primarily due to the acquisition of certain assets of KFG by Highland in August 2018. Our Corporate segment revenues decreased by $1,630 (33%) from 2018 primarily due to the forgiveness of the forgivable loan by National Financial Services ("NFS") in 2018.

Our total expenses for 2019 increased by $94,898 (7%) from 2018, primarily driven by increases of $35,890 (25%) in our insurance brokerage segment, $40,520 (4%) in our independent advisory and brokerage services segment and $20,096 (59%) in our corporate segment, partially offset by a decrease of $1,608 (2%) in our Ladenburg segment. Expenses for 2019 included increases in commissions and fees expense of $48,960, compensation and benefits expense of $16,766, interest expense of $12,323, other expense of $15,202, acquisition-related expense of $4,877, and amortization of contract acquisition costs of $2,088, partially offset by decreases in professional services expense of $2,524 (which excludes Merger related professional services expense), brokerage, communication and clearance fee expense of $2,031 and depreciation and amortization expense of $1,745.

The $28,274 (4%) increase in commissions revenue for 2019 as compared to 2018 was primarily attributable to an increase in revenue in our insurance brokerage segment of $39,355 (27%) due to the acquisition of certain assets of KFG. This was partially offset by a decrease in commissions revenue in our independent advisory and brokerage services segment of $9,020 (2%) due to the decrease in mutual fund trailing commissions, fewer equity trades and lower alternative investment sales. Also commissions revenue in our Ladenburg segment decreased by $2,061 (18%) due to a decrease in retail and institutional sales.

The $36,186 (8%) increase in advisory fees revenue in 2019 as compared to 2018 was primarily attributable to a $35,655 increase in our independent advisory and brokerage services segment, due to higher advisory asset balances as a result of improved market conditions. Beginning in 2018, we stopped recognizing advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisor's compensation), but also record administrative services provided to Hybrid RIAs. Advisory fee revenue for a particular period is primarily affected by the level of average advisory assets during the period and market conditions. Advisory fees generally are billed to clients in advance on a quarterly or a monthly basis, and are recognized as revenue ratably during the quarter. Total advisory assets under management at December 31, 2019 were approximately $96,700,000 as compared to $72,800,000 at December 31, 2018.

The $2,213 (4%) decrease in investment banking revenue for 2019 as compared to 2018 was primarily driven by a $4,258 decrease in capital raising revenue offset by a $2,044 increase in strategic advisory services revenue. We derive investment banking revenue from Ladenburg’s capital raising activities, including underwritten public offerings and private placements, and strategic advisory services. Revenue from capital raising activities was $45,778 for the fiscal year ended December 31, 2019 as compared to $50,036 for the prior year. Strategic advisory services revenue was $8,265 for 2019 as compared to $6,220 for 2018.

The $1,780 (543%) increase in principal transactions revenue in 2019 as compared to 2018 was primarily attributable to our Ladenburg segment, which had an increase of $1,781 (340%) due to an increase in the market value of firm's investments.

The $318 (6%) increase in interest and dividends revenue for 2019 as compared to 2018 was primarily attributable to the Ladenburg and corporate segments and was driven by higher cash balances in the 2019 period.

The $12,599 (11%) increase in service fees in 2019 as compared to 2018 was primarily driven by an increase of $12,499 in our independent advisory and brokerage services segment. The total increase was primarily due to increases in cash sweep revenue of $11,566 and advisor affiliation fees of $1,640, partially offset by a $1,011 decrease in trading services and fees. In March 2020, the Federal Reserve reduced the federal funds target rate to 1.0 - 1.25%. Levels of service fees revenue from our cash sweep programs are dependent upon prevailing interest rates and cash asset levels. At December 31, 2019, client assets included cash balances of approximately $4,452,000, including approximately $4,085,000 participating in our cash sweep programs.

The $1,222 (3%) increase in other income in 2019 as compared to 2018 was primarily driven by an increase of $4,146 in our independent advisory and brokerage services segment, partially offset by a decrease of $2,686 in our corporate segment. The increase in other income in 2019 was primarily due to increases in deferred compensation revenue of $4,421, marketing services and product incentives of $1,153 and conference revenue of $861, partially offset by a decrease in growth incentive credits from one of our clearing firms of $3,210 and forgiveness of debt of $2,222.

The $48,960 (5%) increase in commissions and fees expense for 2019 as compared to 2018 was primarily due to the increase in commissions expense of $26,098 in our insurance brokerage segment due to the acquisition of certain assets of KFG by Highland and the increase in our independent advisory and brokerage services segment of $22,772. Commissions and fees expense is comprised of compensation earned by the registered representatives who serve as independent contractors in our independent advisory and brokerage services segment and insurance agents who serve as independent contractors in our insurance brokerage segment. These payments to the independent contractor registered representatives and insurance agents are calculated based on a percentage of revenues generated by such persons and vary by product. Accordingly, when our independent contractor registered representatives and insurance agents increase their business, both our revenues and expenses increase because our representatives and agents earn higher compensation based on the higher revenues produced.

The $16,766 (9%) increase in compensation and benefits expense for 2019 as compared to 2018 was attributable to an increase of $7,725 in our insurance brokerage segment due to an increase in revenue, an increase of $6,373 in our independent advisory and brokerage services segment and an increase of $3,451 in our corporate segment due to increases in incentive compensation, partially offset by a decrease of $783 in our Ladenburg segment. We recorded severance expense of $1,697 during the year ended 2019.

The $2,031 (13%) decrease in brokerage, communication and clearance fees expense for 2019 as compared to 2018 was driven by a decrease of $1,494 in our independent advisory and brokerage services segment. The decrease in expense resulted from increased clearing credits during the 2019 period, which arose in connection with the May 2018 extension of the term of our clearing agreements with one of our clearing firms.

The $626 (6%) increase in rent and occupancy expense, net of sublease revenue, for 2019 as compared to 2018 was attributable to an increase of $558 in our insurance brokerage segment due to the acquisition of KFG and FSFG.

The $2,524 (12%) decrease in professional services expense for 2019 as compared to 2018 was primarily attributable to a decrease of $1,541 in our corporate segment and a decrease of $873 in our independent advisory and brokerage services segment due to lower legal and consulting expenses.

The $12,323 (114%) increase in interest expense for 2019 as compared to 2018 resulted from a increased average debt balance and higher interest rates. Our average outstanding debt balance was approximately $304,909 for 2019, as compared to $145,107 for 2018. The average interest rate was 7% for 2019 as compared to 6.6% for 2018. Our outstanding debt balance as of December 31, 2019 primarily included $242,828 of indebtedness due to the issuance of our senior notes (excluding the December 2018 Notes), $76,350 of 7.25% Senior Notes due 2028 (the “December 2018 Notes”) issued in connection with the repurchase of 50,900,000 shares of our common stock directly from our former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (the “Share Repurchase”), and $5,454 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment and $5,172 of indebtedness incurred by Securities America.

The $1,745 (7%) decrease in depreciation and amortization expense for 2019 as compared to 2018 was mainly due to a decrease of $2,502 in our independent advisory and brokerage services segment, partially offset by an increase of $740 in our insurance brokerage segment.

The $4,877 (483%) increase in acquisition-related expense for 2019 as compared to 2018 was primarily due to an increase of $5,881 in our corporate segment primarily due to expenses related to the Merger with Advisor Group, partially offset by a decrease of $913 in our independent advisory and brokerage services segment.

The $2,088 (22%) increase in amortization of contract acquisition costs for 2019 as compared to the 2018 period was due to an increase in our independent advisory and brokerage services segment as a result of the issuance of loans to newly recruited financial advisors during 2019.

The $15,202 (21%) increase in other expense in 2019 as compared to 2018 was primarily driven by increases at our independent advisory and brokerage services segment of $15,371, our insurance brokerage segment of $1,034 and our Ladenburg segment of $71, partially offset by a decrease at our corporate segment of $1,274. The total increase in other expense in 2019 was attributable to increases in deferred compensation expense of $5,519, settlements expense of $4,830, software and equipment expense of $3,781 and firm insurance of $1,174, partially offset by decreases in travel and entertainment of $838 and dues, licenses and registrations of $371.

We had an income tax expense of $7,282 in 2019 as compared to an income tax expense of $13,379 in 2018. See Note 13, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

The $86,507 (15%) decrease in advisory fees revenue in 2018 as compared to 2017 was primarily attributable to a $86,837 decrease in our independent advisory and brokerage services segment, due to the change in accounting for revenues under ASC 606. Beginning in 2018, we stopped recognizing advisory revenue on a gross basis when the client's assets are held at a Hybrid RIA. We now recognize these revenues on a net basis (after deducting the advisor's compensation), but also record administrative services provided to Hybrid RIAs.

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

The $2,339 (12%) increase in professional services expense for 2018 as compared to 2017 was primarily attributable to an increase of $3,778 in our Ladenburg segment due to the change in accounting for underwriting expenses under ASC 606 and an increase in our corporate segment of $2,234, partially offset by a decrease in professional services expense at our independent advisory and brokerage services segment of $3,488.

The $8,086 (298%) increase in interest expense for 2018 as compared to 2017 resulted from a increased average debt balance and higher interest rates. Our average outstanding debt balance was approximately $145,107 for 2018, as compared to $35,416 for 2017. The average interest rate was 6.6% for 2018 as compared to 6% for 2017. Our outstanding debt balance as of December 31, 2018 primarily included $185,328 of indebtedness due to the issuance of our senior notes (excluding the December 2018 Notes), $76,350 of December 2018 Notes issued in connection with the Share Repurchase, and $5,763 of indebtedness incurred in connection with asset acquisitions in our insurance brokerage segment.

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

We had an income tax expense of $13,379 in 2018 as compared to an income tax benefit of $6,502 in 2017. See Note 13, "Income Taxes," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Liquidity and Capital Resources

Approximately 34% and 30% of our total assets at December 31, 2019 and December 31, 2018, respectively, consisted of cash and cash equivalents, securities owned and receivables from clearing brokers and other broker-dealers, all of which fluctuate, depending upon the levels of customer business and trading activity.

Receivables from broker-dealers, which are primarily from clearing brokers, turn over rapidly. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to economic and market conditions.

Below is a summary of changes in our cash flow (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$54,017	$63,372	$16,215
Investing activities	(13,048)	(17,808)	(10,075)
Financing activities	19,292	(29,146)	66,782
Net increase in cash and cash equivalents	$60,261	$16,418	$72,922
Cash and cash equivalents, beginning of period	189,281	172,863	99,941
Cash and cash equivalents, end of period	$249,542	$189,281	$172,863

Cash provided by operating activities for 2019 was $54,017, which primarily consisted of our net income of $22,725 adjusted for non-cash expenses, increases in deferred compensation plan, as well as decreases in securities owned and receivables from clearing brokers, partially offset by increases in contract acquisition costs, insurance trailing commissions receivable, notes receivable and cash surrender value. Cash provided by operating activities for 2018 was $63,372, which primarily consisted of our net income of $33,786 adjusted for non-cash expenses, increases in commissions and fees payable, accounts payable and accrued liabilities, accrued compensation and decreases in receivables from clearing brokers, partially offset by increases in contract acquisition costs, other receivables, securities owned and other assets.

Investing activities used $13,048 in 2019, primarily due to the purchase of furniture, equipment and leasehold improvements of $13,044. Investing activities used $17,808 in 2018, primarily due to the purchase of furniture, equipment and leasehold improvements of $14,502 and the cash paid in the KFG and FSFG acquisitions of $3,300.

Cash provided by financing activities for 2019 was $19,292 in 2019, primarily due to the issuance of senior notes of $55,062, issuance of Series A Preferred Stock of $9,426, borrowings on a term note of $7,000 and the issuance of common stock upon option exercises and under our employee stock purchase plan of $2,778, partially offset by the payment of $34,689 in dividends on our Series A Preferred Stock, repurchases of common stock of $10,880, the payment of $7,179 in dividends on our common stock and $2,226 in repayments of outstanding indebtedness. The debt repayments of $2,226 include $1,917 in bank loans and revolver payments. Financing activities used $29,146 in 2018, primarily due to repurchases of common stock of $69,746, the payment of $34,031 in dividends on our Series A Preferred Stock, $21,943 in repayments of outstanding indebtedness, and the payment of $8,794 in dividends on our common stock, partially offset by the issuance of senior notes of $104,375 and the issuance of common stock upon option exercises and under our employee stock purchase plan of $4,266. The debt repayments of $21,943 included a $6,400 repayment of outstanding notes related to the SSN acquisition, a $2,055 repayment of outstanding notes related to the KMS acquisition, and $6,690 in bank loans and revolver payments.

Operating Capital Requirements

Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg is subject to a minimum net capital requirement.  Therefore, they are subject to certain restrictions on the use of capital and their related liquidity. At December 31, 2019, the regulatory net capital of each of our broker-dealer subsidiaries was as follows: Securities America $12,467, Triad $9,916, Investacorp $10,079, KMS $7,240, SSN $8,149 and Ladenburg $24,883. Failure to maintain the required net capital may subject our broker-dealer subsidiaries to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require their liquidation. The Net Capital Rule also prohibits the payment of dividends, redemption of stock and prepayment or payment of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or prepayment, would be less than specified percentages of the minimum net capital requirement.

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

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain stockholders’ equity of at least $1,000, including cash of at least $250. At December 31, 2019, Premier Trust had stockholders’ equity of $4,072, including at least $250 in cash.

Sources of Liquidity

Our primary sources of liquidity include cash flows from operations and sales of securities. We believe that our existing assets and cash flows from operations will provide adequate cash and regulatory capital to fund our current level of operating activities through at least March 2021.

In June 2018, we entered into an equity distribution agreement under which we could sell up to 6,832,841 shares of our Series A Preferred Stock in an “at the market” offering under Rule 415 under the Securities Act. This equity distribution agreement replaced our previous equity distribution agreement pursuant to which we could sell up to 8,000,000 shares of our Series A Preferred Stock. During 2019, we sold 389,207 shares of Series A Preferred Stock for gross proceeds of $9,430 pursuant to the "at the market" offering. As of December 31, 2019, we had 6,443,634 shares of Series A Preferred Stock remaining available for sale under such equity distribution agreement. The equity distribution agreement was terminated in connection with the Merger.

On November 21, 2017, we sold $72,500 principal amount of our 6.5% Senior Notes due November 2027. Interest on the 6.5% Senior Notes accrues from November 21, 2017 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the fourth quarter of 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of 6.5% Senior Notes. The offering resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313. In February 2018, we entered into a note distribution agreement under which we could sell up to $25,000 of our 6.5% Senior Notes from time to time in an "at the market" offering. During 2018, we sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering and received net proceeds of $6,058. No compensation was paid to the agents with respect to such sales. We did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during 2019. The note distribution agreement was terminated in connection with the Merger.

On May 22, 2018, we sold $40,000 principal amount of our 7% Senior Notes in an underwritten offering. Interest on the 7% Senior Notes accrues from May 30, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. During the second quarter of 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of 7% Senior Notes. The offering resulted in total gross proceeds of $41,412, before deducting (i) the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020 and (ii) $1,622 of 7% Senior Notes repurchased by Ladenburg. In June 2018, we entered into a note distribution agreement under which we could sell up to $25,000 of additional 7% Senior Notes from time to time in an "at the market" offering. In 2018, we sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering for net proceeds of $2,682. No compensation was paid to the agents with respect to such sales. We did not sell any 7% Senior Notes pursuant to the "at the market" offering during 2019. The note distribution agreement was terminated in connection with the Merger.

On August 9, 2018, we sold $60,000 principal amount of our 7.25% Senior Notes in an underwritten offering. Interest on the 7.25% Senior Notes accrues from August 16, 2018 and is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,135.

On May 29, 2019, we sold $57,500 principal amount of our 7.75% Senior Notes due June 2029 in an underwritten offering. Interest on the 7.75% Senior Notes accrues from May 29, 2019 and it is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. We may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discounts paid to unaffiliated underwriters and offering expenses aggregating $2,068.

Debt

On November 6, 2013, Securities America entered into a loan agreement (the "SA Loan Agreement") with a third party financial institution for a $1,000 revolving credit facility. Revolving loans bore interest at 5.5% per annum over a 5-year term. On April 21, 2017, the SA Loan Agreement was amended to modify the interest rate for the revolving loans to prime plus 2.25%. The $1,000 revolving credit facility was terminated in February 2019.

On February 6, 2019, the SA Loan Agreement was amended to provide for a new term loan in the aggregate principal amount of $7,000, with interest at the rate of 5.52% per annum. Securities America began monthly payments of principal and interest under the new term loan in the amount of $212, on March 6, 2019. The term loan maturity date was February 6, 2022. The loans were collateralized by Securities America's assets. On February 14, 2020, the term loan was repaid in full and the SA Loan Agreement was terminated.

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, an affiliate of Highland issued a promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due on November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note. Total interest expense on the KFG Note was $212 for the period ended December 31, 2019.

In November 2018, as part of the consideration paid for the acquisition of FSFG, Highland issued two promissory notes in the amounts of $169 and $203, bearing interest at 3.99% and 4.75%, per annum, respectively. and payable in equal monthly installments. The notes maturity dates were October 1, 2021 and January 15, 2024, respectively. The notes were prepaid in full without penalty on February 14, 2020.

In December 2018, we issued $76.35 million aggregate principal amount of 7.25% Senior Notes due 2028 (the “December 2018 Notes”) to Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust. The December 2018 Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The December 2018 Notes mature on September 30, 2028. In February 2020, the December 2018 Notes were purchased by Advisor Group, our affiliate, and became an intercompany balance.

On February 13, 2020, AG Issuer, LLC (“AG Escrow Issuer”) issued $500,000 in aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes were issued under an indenture, dated February 13, 2020 (the “Initial Indenture”), by and between AG Escrow Issuer and Wilmington Trust, National Association, as trustee (the “Trustee”) and as notes collateral agent (the “Notes Collateral Agent”).

AG Escrow Issuer was merged with and into Advisor Group on February 14, 2020. In connection therewith, we and Securities America Financial Corporation (together, the “Guarantors”) entered into a supplemental indenture, dated February 14, 2020 (the “2028 Senior Secured Notes Supplemental Indenture,” and together with the Initial Indenture, the “2028 Senior Secured Notes Indenture”), pursuant to which the Guarantors have agreed to guarantee all of Advisor Group’s obligations under the 2028 Senior Secured Notes Indenture and the 2028 Senior Secured Notes.

The 2028 Senior Secured Notes bear interest at 6.25% and mature on March 1, 2028. Interest on the 2028 Senior Secured Notes is payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020.

Prior to March 1, 2023, the 2028 Senior Secured Notes may be redeemed at any time and from time to time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2028 Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole.” In addition, at any time prior to March 1, 2023, up to 40% of the aggregate principal amount of the 2028 Senior Secured Notes may be redeemed with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price of 106.25% of the principal amount of the 2028 Senior Secured Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, until March 1, 2023, up to 10% of the original aggregate principal amount of the 2028 Senior Secured Notes may be redeemed during the period beginning on the issue date and ending on February 28, 2021, and on each subsequent twelve month period beginning March 1, 2021 and March 1, 2022, at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

On and after March 1, 2023, the 2028 Senior Secured Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the 2028 Senior Secured Notes Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 2028 Senior Secured Notes and related guarantees are secured on a first lien basis by substantially all assets of Advisor Group, certain of its subsidiaries and the Guarantors (other than certain excluded assets), which assets secure the Guarantors’ obligations under the Senior Secured Credit Facilities (as defined below) on a pari passu basis, subject to permitted liens. The 2028 Senior Secured Notes Indenture contains restrictive covenants that limit, among other things, the ability of the Guarantors to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; enter into certain transactions with the Guarantors; merge, consolidate or transfer or sell all or substantially all of the Guarantors’ assets; and designate restricted subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The 2028 Senior Secured Notes Indenture also contains customary events of default which would permit the holders of the 2028 Senior Secured Notes to declare the 2028 Senior Secured Notes to be immediately due and payable if not cured within applicable grace periods.

On February 14, 2020, the Guarantors entered into a supplemental indenture (the “2027 Senior Notes Supplemental Indenture”), pursuant to which the Guarantors agreed to guarantee all of Advisor Group’s obligations under the indenture, dated as of August 1, 2019, among Advisor Group, the guarantor parties thereto from time to time, and the Trustee (as supplemented, the “2027 Senior Notes Indenture”), and Advisor Group’s 10.75% senior unsecured notes due 2027 (the “2027 Senior Notes”), which, as of February 14, 2020, had an outstanding aggregate principal amount of approximately $350,000. On February 20, 2020, the Guarantors entered into a third supplemental indenture, pursuant to which the Guarantors agreed to guarantee an additional $63,000 in 2027 Senior Notes issued by Advisor Group.

The 2027 Senior Notes mature on August 1, 2027. Interest on the 2027 Senior Notes accrues at a rate of 10.75% per annum and is payable semi-annually in arrears on February 1 and August 1 of each year. At any time prior to August 1, 2022, the 2027 Senior Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes plus a make-whole premium, together with accrued but unpaid interest to, but excluding, the redemption date. At any time on or after August 1, 2022, some or all of the 2027 Senior Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the 2027 Senior Notes Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

At any time prior to August 1, 2022, the 2027 Senior Notes may be redeemed with the net cash proceeds received from certain equity offerings at a redemption price equal to 110.750% of the principal amount of such notes, plus accrued but unpaid interest to, but excluding, the redemption date.

The 2027 Senior Notes contain restrictive covenants and other terms that are substantially similar to the 2028 Senior Secured Notes.

On February 14, 2020, the Guarantors, as guarantors, entered into a joinder agreement to Advisor Group’s credit agreement with, inter alios, the several lending institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent, governing the senior secured credit facilities (the “Senior Secured Credit Facilities”). On February 14, 2020, the Senior Secured Credit Facilities consisted of (i) a seven year $1.5 billion senior secured Term Loan B facility (the “Term Loan Facility”) and (ii) a $325 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Advisor Group is the borrower under the Senior Secured Credit Facilities. The Revolving Credit Facility includes sub-facilities for letters of credit and short-term borrowings referred to as swing line borrowings. In addition, the credit agreement governing the Senior Secured Credit Facilities provides that Advisor Group has the right at any time, subject to customary conditions, to solicit existing or prospective lenders to provide incremental term loans or incremental revolving credit commitments. The lenders under the Senior Secured Credit Facilities are not obligated to provide any such incremental loans or commitments, and any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.

Borrowings under the Senior Secured Credit Facilities bear interest, at the option of Advisor Group, at a rate per annum equal to certain margins over either (a) a base rate determined by reference to the highest of (i) the U.S. prime rate published in The Wall Street Journal from time to time, (ii) the federal funds effective rate, plus 1/2 of 1% and (iii) one month LIBOR rate plus 1.00% or (b) a LIBOR rate determined by reference to the London interbank offered rate, adjusted for statutory reserve requirements, subject to a zero percent floor.

During the continuation of any payment event of default, the interest rate will be, with respect to overdue principal, the applicable interest rate, plus 2.00% per annum and, with respect to any other overdue amount, the interest rate applicable to base rate loans, plus 2.00% per annum (other than to defaulting lenders).

A per annum fee equal to the applicable spread over the LIBOR rate under the Revolving Credit Facility in effect from time to time will accrue on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility, payable in arrears at the end of each quarter after the closing of the Senior Secured Credit Facilities and upon termination of the Revolving Credit Facility. In addition, Advisor Group will pay (a) a fronting fee of 0.125% on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility, payable in arrears at the end of each quarter after the closing of the Senior Secured Credit Facilities and upon termination of the Revolving Credit Facility and (b) such issuing bank’s customary and reasonable issuance and administration fees.

Advisor Group will pay to the lenders under the Revolving Credit Facility (other than defaulting lenders) a commitment fee of 0.50% per annum on the undrawn portion (for this purpose, disregarding swingline loans as a utilization of the Revolving Credit Facility) of the commitments in respect of the Revolving Credit Facility, subject to two step-downs of 12.5 basis points based on meeting specified first lien net leverage ratios. All commitment fees are payable quarterly in arrears upon the termination of the commitments.

The Senior Secured Credit Facilities contain customary mandatory prepayments, including with respect to excess cash flow (solely with respect to the Term Loan Facility), asset sale and casualty proceeds and proceeds from certain incurrences of indebtedness.

Advisor Group may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, other than reimbursement of redeployment costs with respect to LIBOR loans. Any voluntary prepayment, refinancing or repricing of the term loans under the Term Loan Facility in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the Senior Secured Credit Facilities shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced (subject to customary exceptions).

The Term Loan Facility matures on August 1, 2026 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of its original principal amount (subject to reduction in connection with debt prepayments and debt buybacks), with the balance payable on the final maturity date. The Revolving Credit Facility will terminate on the day that is five years after the closing of the Senior Secured Credit Facilities.

All obligations of Advisor Group under the Senior Secured Credit Facilities and, at the option of Advisor Group, the obligations of Advisor Group or any of its restricted subsidiaries under certain hedge agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons, are unconditionally guaranteed by AG Parent Corp. (“Holdings”) and certain of Advisor Group’s existing and subsequently acquired or organized direct or indirect material wholly owned U.S. restricted subsidiaries with customary exceptions including, among other things, for broker dealer subsidiaries and where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences (other than de minimis) to Holdings, Advisor Group or any of their subsidiaries or any direct or indirect parent thereof.

All obligations of Advisor Group under the Senior Secured Credit Facilities and, at the option of Advisor Group, certain hedge agreements and cash management arrangements provided by any lender party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by (i) a perfected pledge of all the capital stock of each direct, wholly owned material restricted subsidiary held by Advisor Group, Holdings and each subsidiary guarantor (limited to 65% of the capital stock of certain subsidiaries and subject to customary exceptions) and (ii) a perfected security interest in substantially all other tangible and intangible assets of Advisor Group, Holdings and the subsidiary guarantors (subject to customary exceptions).

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Advisor Group’s ability and the ability of the restricted subsidiaries of Advisor Group to: incur additional indebtedness and guarantee certain indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; and enter into certain transactions with affiliates. The Revolving Credit Facility contains a springing financial covenant requiring compliance with a certain ratio of first lien net indebtedness to consolidated EBITDA. Breaches of this financial covenant are subject to customary “equity cure” rights.

The Senior Secured Credit Facilities limit Holdings’ activities to being a passive holding company and contain certain customary affirmative covenants and events of default for facilities of this type, including relating to a change of control.

If an event of default occurs, the lenders under the Senior Secured Credit Facilities (or, in the case of the springing financial covenant under the Revolving Credit Facility, the lenders under the Revolving Credit Facility) are entitled to take various actions, including the acceleration of amounts due under the Senior Secured Credit Facilities (or the Revolving Credit Facility in the case of such springing financial covenant) and all actions permitted to be taken by secured creditors.

We were in compliance with all covenants in our debt agreements as of December 31, 2019.

Stock Repurchases

In March 2007, October 2011, November 2014, November 2016 and April 2019, our board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of our common stock from time to time on the open market or in privately negotiated transactions depending on market conditions. Since inception through December 31, 2019, 27,226,063 shares of common stock have been repurchased for $73,194 under the program, including 2,041,958 shares repurchased for $7,078 in 2019. The board authorized stock repurchase program expired at the effective time of the Merger as there is no established trading market for shares of our common stock as of the closing date of the Merger.

Lease Agreements

At December 31, 2019, we were obligated under several non-cancellable lease agreements for office space, which provide for future minimum lease payments aggregating approximately $39,453 through January 2030. We have subleased vacant space under subleases to unrelated subtenants, which entitle us to receive rents aggregating approximately $28 through February 2020.

In connection with a new office lease dated March, 2016, Securities America has exercised an option to lease additional office space, for 12 years and would require the payment of an annual rent of $1,707 plus operating expenses of $537, subject to certain adjustments.The annual rent plus operating expenses for the first year of the initial term of the lease is $2,244, payable in monthly installments of $187. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

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

See Note 16, "Off-Balance-Sheet Risk and Concentration of Credit Risk," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Contractual Obligations

The table below summarizes information about our contractual obligations as of December 31, 2019 and the effect these obligations are expected to have on our liquidity and cash flow in the future years.

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases(1)	$39,453	$8,341	$11,408	$7,529	$12,175
Financing leases (2)	424	209	206	9	—
Deferred compensation plan(3)	27,385	6,177	1,307	1,640	18,261
Note payable under subsidiary's term loan with bank (4)	5,005	5,005	—	—	—
Notes payable to Kestler Financial Group's former shareholders (5)	7,681	689	1,111	845	5,036
Notes payable to Four Seasons Financial Group's former shareholders (6)	258	258	—	—	—
6.5% Senior Notes (7)	125,421	5,383	10,765	10,765	98,508
7% Senior Notes (8)	67,571	2,976	5,953	5,953	52,689
7.25% Senior Notes (9)	98,063	4,350	8,700	8,700	76,313
7.75% Senior Notes (10)	99,834	4,456	8,913	8,913	77,552
7.25% Phillip Frost Note (11)	4,439	4,439	—	—	—
7.25% Frost Nevada Trust Note (12)	63,345	63,345	—	—	—
Total	$538,879	$105,628	$48,363	$44,354	$340,534

(1)
It does not include lease obligation plus operating expenses of approximately $27,100 related to a twelve-year lease for a new office building being built for Securities America. This lease obligation commences in 2020. See Note 6 "Leases" and Note 15, "Commitments and Contingencies," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(2)	See Note 6, "Leases" to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(3)	See Note 12, "Deferred Compensation Plan," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(4)
On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000. The note bore interest at 5.52% per annum and was payable in 36 monthly installments. The term loan was prepaid in full, without penalty, on February 14, 2020. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(5)
Notes bear interest at 4% per annum and mature on November 15, 2036. Includes annual cash payments to be made on the anniversary of the closing date for the next two years. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(6)
Notes bore interest at 3.99% and 4.75% per annum and were scheduled to mature on October 1, 2021 and January 15, 2024, respectively. The notes were prepaid in full, without penalty, on February 14, 2020. Includes annual cash payment to be made on the anniversary of the closing date for the next year. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(7)
Senior notes bear interest at 6.5% per annum and mature on November 30, 2027. Interest will be paid quarterly in arrears. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(8)
Senior notes bear interest at 7% per annum and mature on May 31, 2028. Interest will be paid quarterly in arrears. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(9)
Senior notes bear interest at 7.25% per annum and mature on September 30, 2028. Interest will be paid quarterly in arrears. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(10)
Senior notes bear interest at 7.75% per annum and mature on June 30, 2029. Interest will be paid quarterly in arrears. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(11)
Note bears interest at 7.25% per annum and matures on September 30, 2028. In February 2020, the Note was purchased by Advisor Group, our affiliate, and became an intercompany balance. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

(12)
Note bears interest at 7.25% per annum and matures on September 30, 2028. In February 2020, the Note was purchased by Advisor Group, our affiliate, and became an intercompany balance. See Note 14, "Notes Payable," to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of EisnerAmper LLP dated March 13, 2020, beginning on page F-1 of this report which are incorporated by reference in this Item 8.

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

In connection with this annual report on Form 10-K, our chief executive officer and chief financial officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our chief executive officer and chief financial officer each concluded that our internal control over financial reporting was effective as of December 31, 2019.

EisnerAmper LLP, an independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2019 as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

Except as set forth, below, there were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited Ladenburg Thalmann Financial Services Inc.'s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion.

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
March 13, 2020

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 11.	EXECUTIVE COMPENSATION.

This information will be contained in the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information will be contained in the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information will be contained in the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders if filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1):  Index to 2019 Consolidated Financial Statements

The consolidated financial statements and the notes thereto, together with the report thereon of EisnerAmper LLP dated March 13, 2020, appear beginning on page F-1 of this report.

(a)(2):  Financial Statement Schedules

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3):  Exhibits Filed

The following exhibits are filed as part of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference from Document	No. in Document
2.1	Asset Purchase Agreement, dated as of August 31, 2018, by and among Kestler Financial Group, Inc., Jason A. Kestler and Ladenburg Thalmann Annuity Insurance Services LLC.	Z	2.1
2.2	Stock Purchase Agreement, dated August 16, 2011, by and between the Company and Ameriprise Financial, Inc.	I	2.1
2.3	Agreement and Plan of Merger, dated November 11, 2019, by and among the Company, Advisor Group Holdings, Inc. and Harvest Merger Sub, Inc.	DD	2.1
3.1	Articles of Incorporation.	A	3.1
3.2	Articles of Amendment to the Articles of Incorporation, dated August 24, 1999.	B	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated April 3, 2006.	C	3.1
3.4	Articles of Amendment to the Articles of Incorporation, dated May 9, 2013.	L	3.1
3.5	Articles of Amendment to the Articles of Incorporation, dated May 21, 2013.	M	3.6
3.6	Articles of Amendment to the Articles of Incorporation, dated June 20, 2013.	N	3.1
3.7	Articles of Amendment to the Articles of Incorporation, dated June 9, 2014.	O	3.1
3.8	Articles of Amendment to the Articles of Incorporation, dated June 25, 2014.	P	3.1
3.9	Articles of Amendment to the Articles of Incorporation, dated November 20, 2014.	Q	3.1
3.10	Articles of Amendment to the Articles of Incorporation, dated May 20, 2015.	S	3.1
3.11	Articles of Amendment to the Articles of Incorporation, dated May 18, 2016.	U	3.1
3.12	Articles of Amendment to the Articles of Incorporation, dated May 18, 2017.	V	3.1
3.13	Amended and Restated Bylaws.	D	3.2
4.1	Form of common stock certificate.	A	4.1
4.2	Specimen 8.00% Series A Cumulative Redeemable Preferred Stock Certificate.	M	4.1

4.3	Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	W	4.1
4.4	First Supplemental Indenture, dated as of November 21, 2017, between the Company and U.S. Bank National Association, as Trustee.	W	4.2
4.5	Form of 6.50% Senior Note due 2027 (included as Exhibit A to Exhibit 4.4 above).	W	4.2
4.6	Promissory Note, dated as of August 31, 2018, issued by Ladenburg Thalmann Annuity Insurance Services LLC to Kestler Financial Group, Inc.	Z	4.1
4.7	Second Supplemental Indenture, dated as of May 30, 2018, between the Company and U.S. Bank National Association, as Trustee.	AA	4.1
4.8	Form of 7.00% Senior Note due 2028 (included as Exhibit A to Exhibit 4.7 above).	AA	4.2
4.9	Third Supplemental Indenture, dated as of August 16, 2018, between the Company and U.S. Bank National Association, as Trustee.	BB	4.1
4.10	Form of 7.25% Senior Note due 2028 (included as Exhibit A to Exhibit 4.9 above).	BB	4.2
4.11	Form of 7.25% Senior Note due 2028 issued to Phillip Frost, M.D. and Frost Nevada Investments Trust.	CC	4.1
4.12	Fourth Supplemental Indenture, dated as of May 29, 2019, between the Company and U.S. Bank National Association, as Trustee.	EE	4.1
4.13	Form of 7.75% Senior Note due 2029 (included as Exhibit A to Exhibit 4.12 above).	EE	4.2
4.14	Description of Registered Securities	**	—
10.1	Office Lease dated March 30, 2007 between Ladenburg Thalmann & Co., Inc. and Frost Real Estate Holdings, LLC.	E	10.1
10.2	Amendment and Lease Extension Agreement, dated as of March 8, 2013, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	K	10.1
10.3	3rd Amendment and Lease Extension Agreement, dated as of March 1, 2018, between Ladenburg Thalmann & Co. Inc. and Frost Real Estate Holdings, LLC.	Y	10.1
10.4	Employment Agreement, dated as of January 20, 2015, between the Company and Mark Zeitchick.*	R	10.2
10.5	Employment Agreement, dated as of January 20, 2015, between the Company and Richard Lampen.*	R	10.1
10.6	Employment Letter, dated as of January 30, 2013, by and between the Company and Joseph Giovanniello, Jr. *	K	10.1
10.7	Employment Letter, dated as of February 8, 2008, between the Company and Brett Kaufman.*	G	10.1
10.8	Employment Agreement, dated as of January 16, 2018, between the Company and Adam Malamed.*	X	10.1
10.9	Lease, dated as of August 13, 2010, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	H	10.1
10.10	Amendment and Lease Extension Agreement, dated as of February 22, 2016, between Investacorp Group, Inc. and Frost Real Estate Holdings, LLC.	T	10.1
21	List of Subsidiaries	**	—
24	Power of Attorney	***	—

31.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
31.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**	—
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****	—
101.INS	XBRL Instance Document	**	—
101.SCH	XBRL Taxonomy Extension Schema	**	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**	—
101.LAB	XBRL Taxonomy Extension Label Linkbase	**	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**	—

*	Management Compensation Contract

**	Filed herewith

***	Contained on the signature page hereto

****	Furnished herewith

A.	Registration statement on Form SB-2 (File No. 333-31001).

B.	Annual report on Form 10-K for the year ended August 24, 1999.

C.	Quarterly report on Form 10-Q for the quarter ended June 30, 2006.

D.	Current report on Form 8-K, dated September 20, 2007 and filed with the SEC on September 21, 2007.

E.	Current report on Form 8-K, dated March 30, 2007 and filed with the SEC on April 2, 2007.

F.	Current report on Form 8-K, dated February 26, 2014 and filed with the SEC on February 28, 2014.

G.	Current report on Form 8-K, dated March 27, 2008 and filed with the SEC on March 28, 2008.

H.	Current report on Form 8-K, dated August 10, 2010 and filed with the SEC on August 13, 2010.

I.	Current report on Form 8-K, dated August 16, 2011 and filed with the SEC on August 18, 2011.

J.	Current report on Form 8-K, dated January 30, 2013 and filed with the SEC on February 4, 2013.

K.	Current report on Form 8-K, dated March 8, 2013 and filed with the SEC on March 8, 2013.

L.	Current report on Form 8-K, dated May 9, 2013 and filed with the SEC on May 15, 2013.

M.	Registration statement on Form 8-A, filed with the SEC on May 24, 2013.

N.	Current report on Form 8-K, dated June 24, 2013 and filed with the SEC on June 25, 2013.

O.	Current report on Form 8-K, dated June 12, 2014 and filed with the SEC on June 13, 2014.

P.	Current report on Form 8-K, dated June 25, 2014 and filed with the SEC on June 27, 2014.

Q.	Current report on Form 8-K, dated November 21, 2014 and filed with the SEC on November 21, 2014.

R.	Current report on Form 8-K, dated January 20, 2015 and filed with the SEC on January 23, 2015.

S.	Current report on Form 8-K, dated May 22, 2015 and filed with the SEC on May 22, 2015.

T.	Current report on Form 8-K, dated February 22, 2016 and filed with the SEC on February 26, 2016.

U.	Current report on Form 8-K, dated May 18, 2016 and filed with the SEC on May 20, 2016.

V.	Current report on Form 8-K, dated May 22, 2017 and filed with the SEC on May 22, 2017.

W.	Current report on Form 8-K, dated November 21, 2017 and filed with the SEC on November 21, 2017.

X.	Current report on Form 8-K, dated January 16, 2018 and filed with the SEC on January 22, 2018.

Y.	Current report on Form 8-K, dated February 28, 2018 and filed with the SEC on March 6, 2018.

Z.	Current report on Form 8-K, dated August 31, 2018 and filed with the SEC on September 7, 2018.

AA.	Current report on Form 8-K, dated May 30, 2018 and filed with the SEC on May 30, 2018.

BB.	Current report on Form 8-K, dated August 16, 2018 and filed with the SEC on August 16, 2018.

CC.	Current report on Form 8-K, dated December 24, 2018 and filed with the SEC on December 26, 2018.

DD.	Current report on Form 8-K, dated November 14, 2019 and filed with the SEC on November 14, 2019.

EE.	Current report on Form 8-K, dated May 29, 2019 and filed with the SEC on May 29, 2019.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADENBURG THALMANN FINANCIAL SERVICES INC.
(Registrant)
Dated: March 13, 2020
By:	/s/ Brett H. Kaufman
Name: Brett H. Kaufman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Ladenburg Thalmann Financial Services Inc. hereby constitute and appoint Brett H. Kaufman, Jamie Price and Ahmed Hassanein, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

Signatures	Title
/s/ Jamie Price Jamie Price	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Brett H. Kaufman Brett H. Kaufman	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Ahmed Hassanein Ahmed Hassanein	Director
/s/ Matt Schlueter Matt Schlueter	Director

LADENBURG THALMANN FINANCIAL SERVICES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

ITEMS 8 and 15(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Registrant and its subsidiaries required to be included in Items 8 and 15(a) (1) and (2) are listed below:

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ladenburg Thalmann Financial Services Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ladenburg Thalmann Financial Services Inc. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2020 expressed an unqualified opinion.

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
March 13, 2020

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$248,772	$182,693
Securities owned, at fair value	4,449	10,923
Receivables from clearing brokers	23,086	24,068
Receivables from other broker-dealers	4,051	7,078
Notes receivable from financial advisors, net	8,781	5,809
Other receivables, net	71,810	68,942
Insurance trailing commissions receivable	73,782	64,300
Fixed assets, net	33,750	29,994
Right-of-use assets	30,571	—
Restricted cash	770	6,588
Intangible assets, net	59,998	73,064
Goodwill	126,079	126,079
Contract acquisition costs, net	87,942	80,726
Cash surrender value of life insurance	15,230	11,406
Income taxes receivable	—	2,156
Other assets	40,865	47,078
Total assets	$829,936	$740,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Securities sold, but not yet purchased, at fair value	$420	$2,575
Accrued compensation	40,350	39,264
Commissions and fees payable	109,719	105,306
Accounts payable and accrued liabilities	50,038	48,741
Deferred rent	—	2,956
Lease liability	33,510	—
Deferred income taxes	12,269	14,068
Deferred compensation liability	26,722	20,622
Accrued interest	—	123
Notes payable, net of unamortized discount of $5,718 and $6,372 in 2019 and 2018, respectively, and net of debt issuance costs of $8,642 and $7,086 in 2019 and 2018 respectively.	315,443	254,072
Total liabilities	588,471	487,727

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.0001 par value; authorized 50,000,000 shares: 8% Series A cumulative redeemable preferred stock; designated 23,844,916 shares in 2019 and 2018; shares issued and outstanding 17,401,282 in 2019 and 17,012,075 in 2018 (liquidation preference $435,032 and $425,302 in 2019 and 2018, respectively)	2	2
Common stock, $.0001 par value; authorized 1,000,000,000 shares in 2019 and 2018; shares issued and outstanding, 149,311,259 in 2019 and 146,535,796 in 2018	15	14
Additional paid-in capital	309,918	344,356
Accumulated deficit	(68,479)	(91,246)
Total shareholders’ equity of the Company	241,456	253,126

Noncontrolling interest	9	51
Total shareholders' equity	241,465	253,177
Total liabilities and shareholders' equity	$829,936	$740,904
See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Commissions	$724,605	$696,331	$536,028
Advisory fees	510,609	474,423	560,930
Investment banking	54,043	56,256	46,453
Principal transactions	1,452	(328)	857
Interest and dividends	5,289	4,971	2,550
Service fees	132,029	119,430	85,330
Other income	41,275	40,053	36,004
Total revenues	1,469,302	1,391,136	1,268,152
Expenses:
Commissions and fees	1,025,556	976,596	928,430
Compensation and benefits	210,811	194,045	171,344
Non-cash compensation	6,106	5,882	5,539
Brokerage, communication and clearance fees	14,057	16,088	18,124
Rent and occupancy, net of sublease revenue	10,603	9,977	9,356
Professional services	19,403	21,927	19,588
Interest	23,119	10,796	2,710
Depreciation and amortization	22,294	24,039	28,835
Acquisition-related expenses	5,887	1,010	3,469
Amortization of retention and forgivable loans	549	417	7,396
Amortization of contract acquisition costs	11,759	9,671	—
Other	88,487	73,285	72,200
Total expenses	1,438,631	1,343,733	1,266,991
Income before item shown below	30,671	47,403	1,161
Change in fair value of contingent consideration	(664)	(238)	19
Income before income taxes	30,007	47,165	1,180
Income tax expense (benefit)	7,282	13,379	(6,502)
Net income	22,725	33,786	7,682
Net income (loss) attributable to noncontrolling interest	(42)	28	(15)
Net income attributable to the Company	$22,767	$33,758	$7,697
Dividends declared on preferred stock	(34,689)	(34,031)	(32,482)
Net loss available to common shareholders	$(11,922)	$(273)	$(24,785)
Net loss per share available to common shareholders (basic)	$(0.08)	$(0.00)	$(0.13)
Net loss per share available to common shareholders (diluted)	$(0.08)	$(0.00)	$(0.13)

Weighted average common shares used in computation of per share data:
Basic	143,372,266	194,562,916	193,064,550
Diluted	143,372,266	194,562,916	193,064,550

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance - December 31, 2016	15,844,916	$1	194,057,738	$19	$519,879	$(157,425)	$27	$362,501
Issuance of common stock under employee stock purchase plan	—	—	167,016	—	420	—	—	420
Exercise of stock options, net of 1,715,019 shares tendered in payment of exercise price	—	—	2,661,647	1	4,825	—	—	4,826
Exercise of warrants	—	—	2,000,000	—	3,820	—	—	3,820
Stock-based compensation to consultants and independent financial advisors	—	—	—	—	57	—	—	57
Stock-based compensation to employees	—	—	—	—	5,482	—	—	5,482
Issuance of restricted stock	—	—	1,791,000	—	—	—	—	—
Restricted stock forfeitures	—	—	(5,000)	—	—	—	—	—
Repurchase and retirement of common stock, including 218,587 shares surrendered for taxes and expenses and 19,658 shares tendered in payment of exercise price	—	—	(2,088,460)	—	(5,293)	—	—	(5,293)
Repurchase of option award for cash	—	—	—	—	(850)	—	—	(850)
Preferred stock issued, net of underwriting discount and expense of $958	1,167,159	1	—	—	28,094	—	—	28,095
Preferred stock dividends declared and paid	—	—	—	—	(32,482)	—	—	(32,482)
Commons stock dividends declared and paid	—	—	—	—	(3,880)	—	—	(3,880)
Cumulative effect of adoption of ASU 2016-09 (Note 4)					63	(50)		13
Net income	—	—	—	—	—	7,697	(15)	7,682

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Issuance of common stock under employee stock purchase plan	—	—	159,212	—	447	—	—	447
Exercise of stock options, net of 663,979 shares tendered in payment of exercise price	—	—	3,100,261	—	2,331	—	—	2,331
Stock-based compensation granted to consultants and independent financial advisors	—	—	—	—	23	—	—	23
Stock-based compensation to employees	—	—	—	—	6,083	—	—	6,083
Issuance of restricted stock	—	—	2,785,000	1	—	—	—	1
Unvested restricted stock forfeitures	—	—	(82,500)	—	—	—	—	—
Repurchase and retirement of common stock, including 1,004,519 shares surrendered for tax withholdings and 12,673 shares tendered in exercise of options	—	—	(3,186,510)	—	(10,880)			(10,880)
Preferred stock issued, net of underwriting discount and expense of $4	389,207	—	—	—	9,426	—	—	9,426
Preferred stock dividends declared and paid	—	—	—	—	(34,689)	—	—	(34,689)
Common stock dividends declared and paid	—	—	—	—	(7,179)	—	—	(7,179)
Net income (loss)	—	—	—	—	—	22,767	(42)	22,725
Balance - December 31, 2019	17,401,282	$2	149,311,259	$15	$309,918	$(68,479)	$9	$241,465

See accompanying notes.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$22,725	$33,786	$7,682
Adjustments to reconcile net income to
net cash provided by operating activities:
Change in fair value of contingent consideration	664	238	(19)
Adjustment to deferred rent	—	805	387
Amortization of right-of-use assets	7,603	—	—
Amortization of intangible assets	13,071	15,578	21,327
Depreciation and other amortization	9,223	8,461	7,508
Amortization of debt discount	654	432	449
Amortization of debt issue cost	882	591	41
Amortization of retention and forgivable loans	549	417	7,396
Amortization of contract acquisition costs	11,759	9,671	—
Deferred income taxes	(1,799)	8,130	(7,662)
Benefit attributable to reduction of goodwill	—	541	—
Non-cash interest expense on forgivable loan	—	—	24
Gain on forgiveness of accrued interest under forgivable loans	—	(79)	(295)
Gain on forgiveness of principal of note payable under forgivable loans	—	(2,143)	(2,143)
Non-cash compensation expense	6,106	5,882	5,539
Loss on write-off of furniture, fixtures and leasehold improvements, net	22	26	21

(Increase) decrease in operating assets:
Securities owned, at fair value	6,474	(7,042)	(338)
Receivables from clearing brokers	982	24,475	(7,051)
Receivables from other broker-dealers	3,027	(4,256)	(1,969)
Other receivables, net	(2,868)	(13,886)	(6,073)
Insurance Trailing Commissions Receivable	(9,482)	—	—
Contract acquisition costs, net	(18,975)	(29,057)	—
Notes receivable from financial advisors, net	(3,521)	577	(21,563)
Cash surrender value of life insurance	(3,824)	1,305	(2,501)
Income taxes receivable	2,156	(2,156)	—
Other assets	6,213	(15,366)	219

Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value	(2,155)	2,344	(151)
Accrued compensation	1,086	5,959	7,044
Accrued interest	(123)	(30)	222
Commissions and fees payable	4,413	8,690	6,627
Deferred compensation liability	6,100	2,461	914
Lease liability	(7,757)	—	—
Accounts payable and accrued liabilities	812	7,018	580
Net cash provided by operating activities	54,017	63,372	16,215

Cash flows from investing activities:
Acquisition of Kestler Financial Group, net of cash received	—	(2,850)	—
Acquisition of Four Seasons Financial Group, net of cash received	—	(450)	—
Other business acquisitions	—	—	(179)
Purchases of fixed assets	(13,044)	(14,502)	(9,896)
Purchase of intangible assets	(5)	(6)	—
Net proceeds from sale of equipment/disposal	1	—	—
Net cash used in investing activities	(13,048)	(17,808)	(10,075)

Cash flows from financing activities:
Issuance of Series A preferred stock	9,426	(273)	28,095
Issuance of common stock	2,778	4,266	9,066
Series A preferred stock dividends paid	(34,689)	(34,031)	(32,482)
Common stock dividends paid	(7,179)	(8,794)	(3,880)
Repurchases and retirement of common stock	(10,880)	(69,746)	(5,293)
Repurchase of stock option award for cash	—	(3,000)	(850)
Additional issuance costs related to SSN notes	—	—	(40)
Issuance of senior notes	55,062	104,375	73,197
Borrowings on term loan	7,000	—	8,000
Principal repayments on notes payable	(309)	(15,253)	(7,039)
Bank loan and revolver repayments	(1,917)	(6,690)	(1,992)
Net cash provided by (used in) financing activities	19,292	(29,146)	66,782
Net increase in cash and cash equivalents	60,261	16,418	72,922
Cash and cash equivalents including restricted cash, beginning of period	189,281	172,863	99,941
Cash and equivalents at end of period:
Cash and cash equivalents	$248,772	$182,693	$172,103
Restricted cash	770	6,588	760
Cash and cash equivalents including restricted cash, end of period	$249,542	$189,281	$172,863

Supplemental cash flow information:
Interest paid	$21,706	$9,870	$1,974
Taxes paid	4,784	6,956	1,487

Acquisition of Foothill Securities Inc.:
Payable to seller	—	—	(179)
Net cash paid in acquisition	$—	$—	$(179)
Acquisition of Kestler Financial Group:
Assets acquired	$—	$9,093	$—
Liabilities assumed	—	(793)	—
Net assets acquired	—	8,300	—
Promissory note	—	(5,450)	—
Net cash paid in acquisition	$—	$2,850	$—
Acquisition of Four Seasons Financial Group:
Assets acquired	$—	$2,345	$—
Liabilities assumed	—	(1,523)	—
Net assets acquired	—	822	—
Promissory note	—	(372)	—
Net cash paid in acquisition	$—	$450	$—
Non-cash financing activities:
Issuance of 7.25% notes for repurchase of common stock	$—	$76,350	$—
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

Effective February 14, 2020. LTS became a wholly-owned subsidiary of Advisor Group Holdings, Inc., which is owned by private investment funds sponsored by Reverence Capital Partners LLC.

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
See Note 23 for more information.

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

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2019 and 2018 consist of money market funds which are carried at fair value of $201,262 and $122,210, respectively. Fair value is based on quoted prices in active markets (Level 1).

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

As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018, the Company amended its accounting policies on the recognition and presentation of certain revenues and related expenses. See Note 4 for further information.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value determined based on forecasted future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows. Future cash flows are based on trends of historical performance and the Company’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. See Note 9.

Goodwill

Goodwill, which was recorded in connection with acquisitions of subsidiaries (see Notes 3 and 10), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. Fair value is typically based upon forecasted future cash flows discounted at a rate commensurate with the risk involved or market based comparables. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over the implied fair value. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such two-step quantitative impairment test.

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

Adoption of the new standard resulted in the recording of right-of-use assets of $36,522 and corresponding lease liabilities of $39,483, as of January 1, 2019. The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing deferred rent balances of $2,961 recorded under Topic 840. The adoption of the new standard did not materially impact the Company's Consolidated Statements of Operations and had no impact on the Company's Consolidated Statements of Cash Flows. The Company's current lease arrangements expire through 2030. See Note 6 for further information.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

This amendment should be applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this new accounting standard on January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The consideration for the KFG insurance distribution transaction was $7,926, consisting of cash of $1,683 paid at closing, a $165 cash payment to be made on the first anniversary of the closing date, a promissory note in the original principal amount of $5,450, contingent consideration having a fair value of $619 for which a liability was recognized based on estimated acquisition-date fair value of the potential earn-out and additional liabilities of $9. At December 31, 2019, the fair value of contingent consideration was $606.

The consideration for the KFG brokerage business transaction, which closed in October 2018, was $1,167, consisting of cash of $537 paid at closing (including $271 of reimbursable expenses), a $266 cash payment to be made on each anniversary of the closing date for the next three years having a fair value of $630 and contingent consideration having a fair value of $0. At December 31, 2019, the fair value of contingent consideration was $30.

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

Four Seasons Financial Group, Inc.

In November 2018, Highland purchased certain assets of Four Seasons Financial Group, Inc. (“FSFG”), a wholesale insurance distribution business located in Marlton, New Jersey. The consideration for the FSFG transaction was $2,345, consisting of cash of $450 paid at closing, a $450 cash payment to be made on each anniversary of the closing date for the two years after closing, promissory notes in the original principal amount of $372 and contingent consideration having a fair value of $622. At December 31, 2019, the fair value of contingent consideration was $694.

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

Results of operations relating to KFG, FSFG and Foothill which are included in the accompanying consolidated statements of operations from their respective date of acquisition, were not material. Also, based on materiality, pro-forma results were not presented.

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

Certain independent financial advisors conduct their advisory business through their own RIA firm, rather than using one of the Company's corporate RIA subsidiaries. These independent entities, or Hybrid RIAs, engage the Company for clearing, regulatory and custody services, as well as for access to investment advisory platforms. The advisory fee revenue generated by these Hybrid RIAs is earned by the independent financial advisors, and is not included in the Company's advisory fee revenues. However, the Company charges separate fees to Hybrid RIAs for technology, custody and administrative services based on the AUM within the client’s accounts. These fees are recognized on a net basis and classified as advisory fees in the consolidated statements of operations. Historically, the Company has generally recognized advisory fee revenue on a gross basis based on the fees charged by the independent financial advisors to their clients. Accordingly, the Company's reported advisory revenue and the independent financial advisors' compensation in the Company's independent advisory and brokerage services segment is materially lower in 2019 and 2018 as compared to the prior-year period and reported advisory revenue growth may lag behind the overall growth rate of advisory assets.

Investment Banking

Investment banking revenues consist of underwriting revenue, strategic advisory revenue and private placement fees.

Underwriting
The performance obligation is the consummation of the sale of securities for each contract with a customer. The transaction price includes fixed management fees and is recognized as revenue when the performance obligation is satisfied, generally the trade date. Where Ladenburg is the lead underwriter, revenue and expenses will be first allocated to other members of a syndicate because Ladenburg is acting as an agent for the syndicate. Accordingly, the Company records revenue on a net basis. When Ladenburg is not the lead underwriter, Ladenburg recognizes its share of revenue and expenses on a gross basis, because Ladenburg is acting as the principal. Under accounting standards in effect for periods prior to 2018, the Company recognized all underwriting revenue on a net basis.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Strategic Advisory Services
Performance obligations in these arrangements vary dependent on the contract, but are typically satisfied upon completion of the arrangement. Transaction fees may include retainer, management, and/or success fees, which are recognized upon completion of a deal. Under the accounting standards in effect for periods prior to 2018, retainer fees were deferred and amortized over the estimated duration of the engagement.

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

Other Income

The Company receives fees from distributors of certain products sold by financial advisors affiliated with the Company's independent advisory and brokerage subsidiaries. Thee fees are for marketing support and sales force education and training efforts. Compensation for these performance obligations is generally calculated as a fixed fee, or as a percentage of the average annual amount of product sponsor assets held in advisors' clients' accounts, as a percentage of new sales, or a combination. As the value of product sponsor assets held in advisor's clients' accounts is susceptible to unpredictable market changes, fees based on asset levels or sales include variable consideration and are constrained until the date that the fees are determinable. The Company is the principal in these arrangements as it is responsible for and determines the level of servicing and marketing support it provides to the product sponsors.

In addition, the Company's independent advisory and brokerage subsidiaries host certain advisor conferences that serve as training, education, sales, and marketing events, for which a fee may be charged for attendance to advisors and product sponsors. Recognition is at a point-in-time when the conference is held and the Company satisfies its performance obligations.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by service line and segment:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

For the Year Ended December 31, 2019	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$531,503	$9,407	$183,695	$—	$724,605
Advisory fees	502,699	7,910	—	—	510,609
Investment banking	961	53,082	—	—	54,043
Principal transactions	26	1,257	—	169	1,452
Interest and dividends	2,551	1,023	—	1,715	5,289
Service fees	128,546	2,328	—	1,155	132,029
Other income	38,040	516	2,516	203	41,275
Total revenues	$1,204,326	$75,523	$186,211	$3,242	$1,469,302

For the Year Ended December 31, 2018	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate	Total
Commissions	$540,523	$11,468	$144,340	$—	$696,331
Advisory fees	467,044	7,170	—	209	474,423
Investment banking	947	56,163	—	(854)	56,256
Principal transactions	22	(524)	—	174	(328)
Interest and dividends	2,566	839	—	1,566	4,971
Service fees	116,047	2,495	—	888	119,430
Other income	33,894	483	2,787	2,889	40,053
Total revenues	$1,161,043	$78,094	$147,127	$4,872	$1,391,136

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

The following table provides information about contract assets and contract liabilities from contracts with customers. Estimated trailing commissions are included in insurance trailing commissions, net while estimated expenses on trailing commissions are included in commissions and fees payable on the consolidated statements of financial condition:

	As of December 31, 2019	As of December 31, 2018
Contract assets - Insurance trailing commissions	$73,782	$64,300
Contract liabilities - Insurance trailing commissions	35,977	31,854

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

Increases to the contract asset were a result of $32,009 in estimated trailing commissions from new policies during the year ended December 31, 2019, respectively, while decreases were driven by $22,527 in actual commissions received during the period ended December 31, 2019, respectively. Increases to the contract liability were a result of $15,637 in estimated commission expense from new policies during the period ended December 31, 2019, respectively, while decreases were driven by $11,514 in actual commissions paid during the period ended December 31, 2019, respectively.

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

The balance of contract acquisition costs, net, was $87,942 as of December 31, 2019, an increase of $7,216 compared to December 31, 2018 of $80,726. Amortization on these contract acquisition costs was $11,759 during the year ended December 31, 2019, as compared to $9,671 during the year ended December 31, 2018. There were no impairments or changes to underlying assumptions related to contract acquisition costs, net, for the period.

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

The following tables present the carrying values and estimated fair values at December 31, 2019 and December 31, 2018 of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and information is provided on their classification within the fair value hierarchy. Such instruments are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

	December 31, 2019
Assets	Carrying Value	Level 1	Level 2	Total Estimated Fair Value
Cash and cash equivalents	$248,772	$248,772	$—	$248,772
Receivables from clearing brokers	23,086	—	23,086	23,086
Receivables from other broker-dealers	4,051	—	4,051	4,051
Notes receivables from financial advisors, net (1)	8,781	—	8,781	8,781
Other receivables, net	71,810	—	71,810	71,810
Insurance trailing commissions receivable	73,782	—	73,782	73,782
	$430,282	$248,772	$181,510	$430,282

Liabilities
Accrued compensation	$40,350	$—	$40,350	$40,350
Commissions and fees payable	109,719	—	109,719	109,719
Accounts payable and accrued liabilities (2)	48,708	—	48,708	48,708
Accrued interest	—	—	—	—
Notes payable, net (3)	315,443	—	332,490	332,490
	$514,220	$—	$531,267	$531,267

(1) Carrying value approximates fair value, which is determined based on a valuation technique to convert future cash payments or forgiveness transactions to a single discounted preset value amount.
(2) Excludes contingent consideration liabilities of $1,330.
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
The following tables present the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

	December 31, 2019
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$36	$36	$—	$—	$36
Debt securities	2,205	—	2,205	—	2,205
U.S. Treasury notes	710	—	710	—	710
Common stock and warrants	1,498	633	865	—	1,498
Total	$4,449	$669	$3,780	$—	$4,449

Liabilities
Contingent consideration payable	$1,330	$—	$—	$1,330	$1,330
Debt securities	420	—	420	—	420
U.S. Treasury notes	—	—	—	—	—
Common stock and warrants	—	—	—	—	—
Total	$1,750	$—	$420	$1,330	$1,750

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	December 31, 2018
Assets	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Certificates of deposit	$426	$426	$—	$—	$426
Debt securities	1,447	—	1,447	—	1,447
U.S. Treasury notes	794	—	794	—	794
Common stock and warrants	8,256	7,070	1,186	—	8,256
Total	$10,923	$7,496	$3,427	$—	$10,923

Liabilities
Contingent consideration payable	$2,230	$—	$—	$2,230	$2,230
Debt securities	196	—	196	—	196
U.S. Treasury notes	—	—	—	—	—
Common stock	2,379	2,379	—	—	2,379
Total	$4,805	$2,379	$196	$2,230	$4,805

As of December 31, 2019 and December 31, 2018, approximately $3,636 and $9,763, respectively, of securities owned were deposited with clearing brokers and may be sold or hypothecated by the clearing brokers pursuant to clearing agreements with such clearing brokers. Securities sold, but not yet purchased, at fair value represents obligations of the Company’s subsidiaries to purchase the specified financial instrument at the then current market price. Accordingly, these transactions result in off-balance-sheet risk as the Company’s subsidiaries’ ultimate obligation to repurchase such securities may exceed the amount recognized in the consolidated statements of financial condition.
Debt securities and U.S. Treasury notes are valued based on recently executed transactions, market price quotations, and pricing models that factor in, as applicable, interest rates and bond default risk spreads.
Warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model due to illiquidity. This model takes into account the underlying securities current market values, the underlying securities market volatility, the terms of the warrants, exercise prices, and risk-free return rate. As of December 31, 2019 and December 31, 2018, the fair values of the warrants were $778 and $1,052, respectively, and are included in common stock and warrants (level 2) above.
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
Set forth below are changes in the carrying value of contingent consideration related to acquisitions, which is included in accounts payable and accrued liabilities:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Fair value of contingent consideration as of December 31, 2016	$7,144
Payments	(5,021)
Change in fair value of contingent consideration	(19)
Fair value of contingent consideration as of December 31, 2017	2,104
Payments	(1,353)
Change in fair value of contingent consideration	238
Fair value of contingent consideration in connection with KFG and FSFG acquisitions	1,241
Fair value of contingent consideration as of December 31, 2018	2,230
Payments	(1,564)
Change in fair value of contingent consideration	664
Fair value of contingent consideration as of December 31, 2019	$1,330

6. Leases

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

Lease cost. The Company’s components of lease cost for the year ended December 31, 2019 were as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Year Ended
December 31, 2019
Operating lease cost	$9,540
Short-term lease cost	142
Variable lease cost	896
Amortization of finance lease assets	129
Interest on finance lease liabilities	9
Sublease income	(95)
Total lease cost	$10,621

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the Consolidated Statements of Financial Condition as of December 31, 2019:

Operating Leases
2020	$8,340
2021	6,037
2022	5,372
2023	3,955
2024	3,574
Thereafter	12,175
Total lease payments	39,453
Less imputed interest	(6,367)
Present value of lease payments	$33,086

Financing Leases
2020	$209
2021	162
2022	44
2023	9
2024	—
Thereafter	—
Total lease payments	424
Less imputed interest	—
Present value of lease payments	$424

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space for 12 years and would require the payment of an annual rent of $1,707 plus operating expenses of $537, subject to certain adjustments. The annual rent plus operating expenses for the first year of the initial term of the lease is $2,244, payable in monthly installments of $187. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

The table below presents additional information related to our leases as of December 31, 2019:

Weighted Average Remaining Lease Term:
Operating leases	6.89 years

Weighted Average Discount Rate:
Operating leases	4.39%

Supplemental cash flow information. The table below presents supplemental cash flow information related to leases during the year ended December 31, 2019:

Year ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating and finance leases	$11,143

Non-cash investing and financing activities. The Right-of-use assets obtained in exchange for lease obligations during the year ended December 31, 2019 was:

Year ended December 31, 2019
Operating and finance leases	$1,784

Subleases and lessor activity. The Company had rental income from subleasing activity during the year ended December 31, 2019 which was immaterial to the Company’s consolidated financial statements.

7.    Net Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. Each of Securities America, Triad, Investacorp, KMS, SSN and Ladenburg has elected to compute its net capital under the alternative method allowed by this rule, and, at December 31, 2019, each had a $250 minimum net capital requirement. At December 31, 2019, Securities America had regulatory net capital of $12,467, Triad had regulatory net capital of $9,916, Investacorp had regulatory net capital of $10,079, KMS had regulatory net capital of $7,240, SSN had regulatory net capital of $8,149 and Ladenburg had regulatory net capital of $24,883.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Premier Trust, chartered by the state of Nevada, is subject to regulation by the Nevada Department of Business and Industry Financial Institutions Division. Under Nevada law, Premier Trust must maintain minimum stockholders’ equity of at least $1,000, including at least $250 in cash. At December 31, 2019, Premier Trust had stockholders’ equity of $4,072, including at least $250 in cash.

8.    Fixed Assets

Components of fixed assets, net included in the consolidated statements of financial condition were as follows:

	December 31,
	2019	2018
Cost:
Leasehold improvements	$5,873	$4,727
Computer equipment	24,338	22,850
Furniture and fixtures	5,726	4,618
Software	40,632	33,207
Other	6,280	5,836
	82,849	71,238
Less: accumulated depreciation and amortization	(49,099)	(41,244)
Total	$33,750	$29,994

9.    Intangible Assets

At December 31, 2019 and 2018, intangible assets subject to amortization consisted of the following:

	Weighted-Average	December 31, 2019		December 31, 2018
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	7.9	$25,563	$23,846	$25,563	$22,187
Relationships with financial advisors	14.3	126,122	70,045	126,122	59,584
Vendor relationships	7	3,613	3,613	3,613	3,613
Covenants not-to-compete	3.8	6,964	6,692	6,964	6,258
Customer accounts	8.3	2,029	2,029	2,029	2,029
Trade names	7.7	16,921	14,989	16,916	14,472
Relationships with investment banking clients	4	2,586	2,586	2,586	2,586
Leases	6	861	861	861	861
Referral agreement	6.6	124	124	124	124
Other	6	67	67	67	67
Total		$184,850	$124,852	$184,845	$111,781

Aggregate amortization expense amounted to $13,071, $15,578 and $21,327 for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted-average amortization period for total amortizable intangibles at December 31, 2019 is 9.77 years. Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

2020	$11,466
2021	6,628
2022	6,555
2023	6,217
2024	5,380
Thereafter	23,752
$59,998
10.  Goodwill

Changes to the carrying amount of goodwill during the years ended December 31, 2019 and 2018 are as follows:

	Ladenburg	Independent Advisory and Brokerage Services	Insurance Brokerage	Total
Balance as of December 31, 2017	$301	$111,210	$12,699	$124,210
Benefit applied to reduce goodwill	—	(541)	—	(541)
Business acquisitions	—	246	2,164	2,410
Balance as of December 31, 2018	$301	$110,915	$14,863	$126,079
Balance as of December 31, 2019	$301	$110,915	$14,863	$126,079

The annual impairment tests performed at December 31, 2019 and 2018, based on quantitative assessments, did not indicate that the carrying value of goodwill had been impaired. However, changes in circumstances or business conditions could result in an impairment of goodwill. For 2018, the carrying amount of goodwill was reduced by $541 representing federal tax benefit realized for the excess of tax deductible goodwill over goodwill recognized for reporting purposes with respect to the Company’s subsidiaries.

11.  Notes Receivable from Financial Advisors

From time to time, the Company’s subsidiaries may make loans to their financial advisors. The notes receivable balance is comprised of unsecured non-interest-bearing and interest-bearing loans (interest of up to 10.0%) to the financial advisors. These notes have various schedules for repayment or forgiveness and mature at various dates through 2029.

The notes are amortized over the forgiveness period, which generally ranges from 3 to 5 years. Receivables are continually evaluated for collectability and possible write-offs and an allowance for doubtful accounts is provided where a loss is considered probable. As of December 31, 2019 and 2018, the allowance amounted to $1,769 and $1,528, respectively.

12. Deferred Compensation Plan

Securities America has a deferred compensation plan which allowed certain members of management and qualified financial advisors to defer a portion of their compensation and commissions. Participants were able to elect various distribution options, but must be a plan participant for five years before any distributions can be made.

Securities America has purchased variable life insurance contracts with cash surrender values that are designed to replicate the gains and losses of the deferred compensation liability and are held in a consolidated Rabbi Trust. The cash surrender values of the life insurance contracts held in the Rabbi Trust are intended to informally fund a portion of the deferred compensation liability. Securities America is the owner and beneficiary of these policies, for which the aggregated cash surrender value totaled $15,230 and $11,406 as of December 31, 2019 and 2018, respectively.

LADENBURG THALMANN FINANCIAL SERVICES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share amounts)

The deferred compensation liability of $26,722 and $20,622 as of December 31, 2019 and 2018, respectively, reflects the current value of the deferred compensation benefits, which is subject to change with market value fluctuations. The deferred compensation liability is equal to the theorized value of the underlying employee investment fund elections in the plan. Changes in the value of the assets or liabilities are recognized in the consolidated statements of operations.

13.  Income Taxes

The provision for income taxes for 2019, 2018 and 2017 consisted of the following:

	Federal	State and Local	Total
2019:
Current	$7,126	$1,956	$9,082
Deferred	(1,788)	(12)	(1,800)
	$5,338	$1,944	$7,282
2018:
Current	$2,933	$1,776	$4,709
Deferred	8,329	341	8,670
	$11,262	$2,117	$13,379
2017:
Current	$364	$807	$1,171
Deferred	(7,695)	22	(7,673)
	$(7,331)	$829	$(6,502)

The difference between the income taxes expected at the U.S. federal statutory income tax rate of 21% for 2019 and 2018 and 35% 2017 and the reported income tax expense (benefit) is summarized as follows:

	2019	2018	2017
Income (loss) before income taxes	$30,007	$47,165	$1,180
Expense (benefit) under statutory U.S. tax rates	6,301	9,905	413
Increase (decrease) in taxes resulting from:
Increase (decrease) in valuation allowance	998	(66)	(11,261)
Nondeductible items	(281)	1,867	4,475
State taxes, net of federal benefit	398	1,625	431
Impact of tax reform	—	—	(660)
Other, net	(134)	48	100
Income tax expense (benefit)	$7,282	$13,379	$(6,502)

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$3,540	$2,938
Lease liabilities	8,518	—
Accrued expenses	5,500	4,731
Compensation and benefits	7,915	9,370
Deferred compensation liability	6,733	5,164
Securities owned	579	780
Total deferred tax assets	32,785	22,983
Valuation allowance	(2,861)	(1,863)
Net deferred tax assets	29,924	21,120
Fixed assets	(6,035)	(6,081)
Right-of-use assets	(7,771)	—
Intangibles	(2,456)	(4,160)
Contract acquisition costs	(5,806)	(7,108)
Deferred revenues	(10,057)	(8,576)
Goodwill	(10,068)	(9,263)
Total deferred liabilities	(42,193)	(35,188)
Net deferred tax liability	$(12,269)	$(14,068)

At December 31, 2019, the Company had an Alabama state net operating loss carryforward of approximately $29,265 expiring between 2023 and 2034; a New York state net operating loss carryforward of approximately $4,700 expiring in 2036; and a New York City net operating loss carryforward of approximately $5,231 expiring in 2036.

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

In assessing the Company's ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on objective evidence including reversal pattern of existing taxable temporary difference coupled with cumulative earnings in recent years, the Company concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain separate state net operating loss carryforwards.

During 2019, the Company’s valuation allowance increased by approximately $1.0 million.

The Company applied the "more-likely-than-not" recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in unrecognized state tax benefits as of December 31, 2019 and December 31, 2018. The Company has elected to classify interest and penalties that would accrue with respect to income taxes as interest and other expense, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1,	$623	$526
Increases in tax positions for prior years	—	—
Increases in tax positions for current years	120	97
Balance at December 31,	$743	$623

Of the amounts reflected in the above table at December 31, 2019, the entire amount would reduce the Company’s annual effective tax rate if recognized. As of December 31, 2019, 2018 and 2017 the Company accrued interest and penalties of approximately $284, $227 and $181, respectively. As of December 31, 2019 the Company does not anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States and various state jurisdictions. The Company's tax years 2013 through 2019 remain open to examination by most taxing authorities.

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

14.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2019	2018
Notes payable under subsidiary's term loan with bank	$5,171	$—
Note payable under subsidiary's revolver with bank	—	89
Notes payable to Kestler Financial Group's former shareholders	5,189	5,399
Notes payable to Four Seasons Financial Group's former shareholders	265	364
6.5% Senior Notes, net of $59 and $67 of unamortized discount in 2019 and 2018, respectively	82,749	82,742
7% Senior Notes, net of $40 and $44 of unamortized discount in 2019 and 2018, respectively	42,480	42,475
7.25% Senior Notes	60,000	60,000
7.75% Senior Notes	57,500	—
7.25% December Notes, net of $5,619 and $6,261 of unamortized discount in 2019 and 2018, respectively	70,731	70,089
Less: Unamortized debt issuance costs	(8,642)	(7,086)
Total	$315,443	$254,072

Bank Loans - Securities America

On February 6, 2019, Securities America Financial Corporation entered into an amendment to its loan agreement with a third-party financial institution to provide for a term loan in the aggregate principal amount of $7,000, with interest accruing at the rate of 5.52%. Securities America began monthly payments of principal and interest under the term loan in the amount of $212, on March 6, 2019. The term loan was repaid in full on February 14, 2020. The term loan maturity date was February 6, 2022. The loan was collateralized by Securities America's assets. The loan agreement contained certain affirmative and negative covenants, including covenants regarding Securities America's client asset levels and number of financial advisors. Total interest expense related to the term loan was $287 for the period ended December 31, 2019. At December 31, 2019, $5,171 was outstanding under the loan.

Senior Notes

On November 21, 2017, the Company sold $72,500 principal amount of its 6.5% unsecured senior notes due November 2027 ("6.5% Senior Notes") in an underwriting offering. Interest on the 6.5% Senior Notes is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 6.5% Senior Notes in whole or in part on or after November 30, 2020, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On December 12, 2017, the underwriters exercised their option to purchase an additional $4,069 principal amount of the 6.5% Senior Notes, which resulted in total gross proceeds of $76,569, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $3,313, including $1,187 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In connection with the offering of 6.5% Senior Notes, certain members of the Company's management and Board of Directors purchased $10,400 of the 6.5% Senior Notes offered by the Company. In February 2018, the Company entered into a note distribution agreement under which the Company could sell up to $25,000 principal amount of additional 6.5% Senior Notes from time to time in an "at the market" offering in accordance with Rule 415 under the Securities Act. During 2018, the Company sold $6,240 principal amount of 6.5% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 6.5% Senior Notes pursuant to the "at the market" offering during 2019 and the note distribution agreement was terminated in February 2020.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On May 22, 2018, the Company sold $40,000 principal amount of its 7% unsecured senior notes due May 2028 (the "7% Senior Notes") in an underwritten offering. Interest on the 7% Senior Notes is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7% Senior Notes in whole or in part on or after May 31, 2021, at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. On June 22, 2018, the underwriters exercised their option to purchase an additional $1,412 principal amount of the 7% Senior Notes, which resulted in total gross proceeds of $41,412, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,020, including $464 of brokerage commissions earned by employees of Ladenburg, which served as the lead underwriter in the offering. In June 2018, the Company entered into a note distribution agreement under which the Company could sell up to $25,000 principal amount of additional 7% Senior Notes from time to time in an "at the market" offering. During 2018, the Company sold $2,729 principal amount of 7% Senior Notes pursuant to the "at the market" offering. The Company did not sell any 7% Senior Notes pursuant to the "at the market" offering during 2019 and the note distribution agreement was terminated in February 2020. At December 31, 2019, Ladenburg held $1,622 of 7% Senior Notes which are not included in notes payable.

On August 9, 2018, the Company sold $60,000 principal amount of its 7.25% unsecured senior notes due September 2028 ("7.25% Senior Notes") in an underwritten offering. Interest on the 7.25% Senior Notes is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.25% Senior Notes in whole or in part on or after September 30, 2021 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $60,000, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,135, including $120 of brokerage commissions earned by employees of Ladenburg, which served as one of the five underwriters in the offering.

On May 29, 2019, the Company sold $57,500 principal amount of its 7.75% unsecured senior notes due June 2029 ("7.75% Senior Notes") in an underwritten offering. Interest on the 7.75% Senior Notes is paid quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Company may redeem the 7.75% Senior Notes in whole or in part on or after June 30, 2022 at its option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The offering resulted in total gross proceeds of $57,500, before deducting the underwriting discount paid to unaffiliated underwriters and offering expenses aggregating $2,068.

Promissory Note - KFG

On August 31, 2018, as part of the consideration paid for the acquisition of KFG, the Company issued an unsecured promissory note (the "KFG Note") to the former shareholders of KFG in the aggregate principal amount of $5,450, bearing interest at 4.00% per annum and payable in equal monthly installments beginning on September 15, 2018, with the final installment being due and payable on or before November 15, 2036. The KFG Note may be prepaid in full or in part at any time without premium or penalty. The KFG Note contains customary events of default, which if uncured, entitle the holder to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the KFG Note.

Promissory Note - FSFG

In November 2018, as part of the consideration paid for the acquisition of FSFG, Highland issued two unsecured promissory notes (the "FSFG Notes") to the former shareholders of FSFG in the aggregate principal amount of $372, one bearing interest at 3.99% per annum and payable in equal monthly installments beginning on November 1, 2018, with the final installment being due and payable on or before October 1, 2021 and the other bearing interest at 4.75% per annum and payable in equal monthly installments beginning on November 15, 2018, with the final installment being due and payable on or before January 15, 2024. The FSFG Notes were prepaid in full without penalty on February 14, 2020.

Promissory Notes - December 2018 Notes

On December 24, 2018, the Company entered into an agreement (the “Repurchase Agreement”) with its former principal shareholder, Phillip Frost, M.D., and an entity affiliated with Dr. Frost, Frost Nevada Investments Trust (together with Dr. Frost, the “Sellers”), under which the Company repurchased 50,900,000 shares of its common stock directly from the Sellers (the “Share Repurchase”) in a private transaction at a price of $2.50 per share. The Company funded the Share Repurchase with $50,900 in cash on hand and by issuing $76,350 in aggregate principal amount of 7.25% Senior

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Notes due 2028 (the “December 2018 Notes”) to the Sellers. Also under the Repurchase Agreement, options to purchase 3,610,000 shares of the Common Stock held by Dr. Frost were cancelled in exchange for $3,000 in cash. In February 2020, the December 2018 Notes were purchased by Advisor Group, our affiliate, and became an intercompany balance.

The December 2018 Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The December 2018 Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries. The December 2018 Notes bear interest from December 24, 2018 at the rate of 7.25% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2019, and at maturity. The December Notes mature on September 30, 2028.

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

The December 2018 Notes mature on September 30, 2028. In February 2020, the December 2018 Notes were purchased by Advisor Group, our affiliate, and became an intercompany balance.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

15.  Commitments and Contingencies

Operating Leases

The Company and certain of its subsidiaries are obligated under several non-cancelable lease agreements for office space, expiring in various years through January 2030. Certain leases have provisions for escalation based on specified increases in costs incurred by the landlord. The Company is a sublessor to third parties for a portion of its office space as described below. The subleases expire at various dates through August 2020. As of December 31, 2019, minimum lease payments (net of lease abatement and exclusive of escalation charges) and sublease rentals are as follows:

Year Ending December 31,	Lease Commitments	Sublease Rentals	Net
2020	$8,341	$28	$8,313
2021	6,036	—	6,036
2022	5,372	—	5,372
2023	3,954	—	3,954
2024	3,574	—	3,574
Thereafter	12,176	—	12,176
Total	$39,453	$28	$39,425

In connection with an office lease entered into in March 2016, Securities America has exercised an option to lease additional office space, for 12 years and would require the payment of annual rent of $1,707 plus operating expenses of $537, subject to certain adjustments. The annual rent plus operating expenses for the first year of the initial term of the lease is $2,244, payable in monthly installments of $187. The Company currently expects that this lease would commence in 2020 upon completion of the construction. Such estimated rent amounts are not included in the total minimum lease payments above.

Litigation and Regulatory Matters

In January 2020, a purported class action shareholder complaint was filed against the Company, its former directors, Advisor Group Holdings, Inc. (“Advisor Group”), Harvest Merger Sub, Inc. (“Merger Sub”) and AG Artemis Holdings, LP (“Artemis”) in Miami-Dade County, Florida Circuit Court. The complaint alleges that the director defendants received benefits from the Company’s merger with Merger Sub not shared by the plaintiff and class members, agreed to an unfair merger price and solicited shareholder approval through allegedly materially misleading proxy materials and that the director defendants therefore breached their fiduciary duties. The complaint also alleges Advisor Group, Merger Sub and Artemis aided and abetted the fiduciary breaches alleged in the complaint. The complaint seeks an unspecified amount of compensatory damages and the disgorgement by the defendants of all unique consideration received in the merger. The Company intends to vigorously defend against these claims.

In December 2019, five purported class action shareholder actions were filed against the Company and its former directors: three in the United States District Court for the Southern District of New York, one in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of Delaware. The complaints allege, among other former things, that the defendants violated federal securities laws by disseminating a preliminary proxy statement that omitted or misrepresented material information concerning: management projections, valuation analyses, the sales process, and the potential conflicts of interest faced by the members of the Board and the executive officers of the Company. Each complaint seeks, among other things, an order preliminarily and permanently enjoining the merge until the allegedly omitted information is disclosed, rescission of the merger or an award of damages. The Company intends to vigorously defend against these claims.

In December 2014 and January 2015, two purported class action suits were filed in the United States District Court for the Southern District of New York against American Realty Capital Partners, Inc. (“ARCP”), certain affiliated entities and individuals, ARCP’s auditing firm, and the underwriters of ARCP’s May 2014 $1,656,000 common stock offering (“May 2014 Offering”) and three prior note offerings.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

A consolidated complaint was filed in September 2016. Ladenburg was named as a defendant as one of 17 underwriters of the May 2014 Offering and as one of eight underwriters of ARCP’s July 2013 offering of $300,000 in convertible notes. The complaint alleged, among other things, that the offering materials were misleading based on financial reporting of expenses, improperly-calculated AFFO (adjusted funds from operations), and false and misleading Sarbanes-Oxley certifications, including statements as to ARCP’s internal controls, and that the underwriters are liable for violations of federal securities laws. The plaintiffs sought an unspecified amount of compensatory damages, as well as other relief. In June 2016, the court denied the underwriters’ motions to dismiss the complaint. In August 2017, the court granted the plaintiffs' motion for class certification. In September 2019, the parties entered into a stipulation of settlement of all claims, which provides for no contribution from the underwriters, including Ladenburg. In January 2020, the court issued an order approving the parties' settlement.

In November 2015, two purported class action complaints were filed in the Circuit Court for Morgan County, Tennessee (Ninth Judicial District) against Miller Energy Resources, Inc. (“Miller”), officers, directors, auditors and nine firms that underwrote six securities offerings in 2013 and 2014, which offerings raised approximately $151,000. Ladenburg was one of the underwriters of two of the offerings. The complaints allege, among other things, that the offering materials were misleading based on the purportedly overstated valuation of certain assets, and that the underwriters are liable for violations of federal securities laws. Also, a purported class action was filed in the United States District Court for the Eastern District of Tennessee in May 2016 alleging similar claims. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. In December 2015 the defendants removed the complaints to the federal court in Tennessee; in November 2016, the cases were consolidated. In August 2017, the court granted in part and denied in part the underwriters' motion to dismiss the complaint. In December 2019, the court issued an order remanding to state court the two suits that were initially filed in state court. Ladenburg intends to vigorously defend against these claims.

In January 2016, an amended complaint was filed in the United States District Court for the Southern District of Texas against Plains All American Pipeline, L.P. and related entities as well as their officers and directors. The amended complaint added Ladenburg and other underwriters of securities offerings in 2013 and 2014 that in the aggregate raised approximately $2,900,000 as defendants to the purported class action. Ladenburg was one of the underwriters of the October 2013 initial public offering. The complaint alleged, among other things, that the offering materials were misleading based on representations concerning the maintenance and integrity of the issuer’s pipelines, and that the underwriters are liable for violations of federal securities laws. In April 2018, the court granted the defendants' motions to dismiss the second amended complaint with prejudice and entered final judgment for the defendants. In July 209 the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal of the second amended complaint.

In August and September 2019, five purported class action suits were filed, three in the Palm Beach County. Florida Circuit Court and two in the United States District Court for the Southern District of Florida against Greenlane Holdings, Inc. ("Greenlane"), as well as its officers, directors, and five firms that underwrote Greenlane's initial public offering in April 2019, which raised approximately $110,000. Ladenburg was one of the underwriters. The complaints allege, among other things, that the offering materials were misleading based on the failures to disclose risks that Greenlane, a large distributor of JUUL electronic cigarette products, faces from initiatives in several large cities to limit or ban the manufacture and/or sale of electronic cigarette products, and that the underwriters are liable for violations of federal securities laws. The plaintiffs seek an unspecified amount of compensatory damages, as well as other relief. The three state court suits have been consolidated. Motions to dismiss these state court suits were filed in February 2020. The two federal court suits were also consolidated, and an amended federal complaint was filed in March 2020 that excludes the underwriter defendants. Ladenburg intends to vigorously defend against these claims.

SEC examination reports provided to Triad and Securities America Advisors, Inc. in May and August 2016, respectively, asserted that the firms had acted inconsistently with their fiduciary duties (including the requirement to seek best execution) in recommending and selecting mutual fund share classes that paid 12b-1 fees where lower cost share classes also were available in those same funds. The SEC also asserted that the firms’ disclosures of potential conflicts of interest and compensation related to the mutual fund share classes that paid 12b-1 fees were insufficient. Triad has revised its disclosures and completed restitution to its affected clients in 2016. On April 6, 2018, the SEC issued an order against Securities America Advisors on consent that includes a cease and desist order and imposes remedial sanctions of disgorgement, prejudgment interest, and a fine; the combined total amount is $5,828, which has previously been reserved. In October 2018, Securities America Advisors received approval of its plan for distribution of the funds. Securities America Advisors has completed its distribution of funds pursuant to the terms of the order.

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

A complaint was filed in the United States District Court for the Southern District of New York in February 2019, by customers asserting that a former registered representative of Securities America defrauded them through, among other things, the use of improper wire transfers and false account documents. The customers asserted, among other claims, claims for fraud, negligence and other duties. Securities America successfully moved to compel arbitration of the complaint, which asserts a total of $18,000 in compensatory damages. Securities America intends to vigorously defend against the claim.

From July 2019 to March 2020, thirteen customers filed arbitration claims against Triad, asserting, among other things, that Triad was negligent in permitting its registered representatives to solicit investments in private placements offered by GPB Capital Holdings, because of purported excessive risk and unsuitability. The customers assert, among other claims, claims for negligence, breach of contract, failure to supervise, and breach of fiduciary duty. Total compensatory damages sought for investments in GPB Capital Holdings that occurred at Triad are approximately $2,475. Also, a purported class action lawsuit was filed in federal court in Texas in October 2019 against GPB Capital Holdings, and a number of other defendants including its founder, distributing broker-dealer, auditor, fund administrator and 76 broker-dealers that offered its funds, including Triad. The lawsuit alleges, among other things, fraud, breach of fiduciary duty, negligence, and violations of the Texas Securities Act in connection with sales of private placements offered by GPB Capital Holdings. Damages are unspecified. Motions to dismiss the lawsuit are currently pending. Triad intends to vigorously defend against these matters.

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

The Company had accrued liabilities in the amount of approximately $7,817 at December 31, 2019 and $9,869 at December 31, 2018 for certain pending matters which are included in accounts payable and accrued liabilities. Amounts accrued are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, advice of counsel, available defenses, potential recoveries from other parties, experience in similar cases or proceedings, as well as assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. For other pending matters, the Company was unable to estimate a range of possible loss; however, in the opinion of management, after consultation with counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

16. Off-Balance-Sheet Risk and Concentration of Credit Risk

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

The clearing operations for the Securities America, Triad, Investacorp, KMS, SSN and Ladenburg securities transactions are provided by two clearing brokers. At December 31, 2019 and December 31, 2018, amounts due from these clearing brokers were $23,086 and $24,068, respectively, which represents a substantial concentration of credit risk should these clearing brokers be unable to fulfill their obligations.

In the normal course of business, Securities America, Triad, Investacorp, KMS, SSN and Ladenburg may enter into transactions in financial instruments with off-balance sheet risk. As of December 31, 2019 and December 31, 2018, Securities America, Triad and Ladenburg sold securities that they do not own and will therefore be obligated to purchase such securities at a future date. These obligations have been recorded in the statements of financial condition at the market values of the related securities, and such entities will incur a loss if, at the time of purchase, the market value of the securities has increased since the applicable date of sale.

The Company and its subsidiaries maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

17. Shareholders’ Equity

Repurchase Program

In March 2007, October 2011, November 2014, November 2016 and April 2019, the Company’s board of directors authorized in the aggregate the repurchase of up to 37,500,000 shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, depending on market conditions.

Since inception through December 31, 2019, 27,226,063 shares of common stock have been repurchased for $73,194 under the program, including 2,041,958 shares repurchased for $7,078 in 2019 and 5,833,890 shares repurchased for $16,705 in 2018. As of December 31, 2019, 10,273,937 shares remained available for purchase under the program. The board authorized stock repurchase program expired at the effective time of the Merger as there is no established trading market for shares of the Company's common stock as of the closing date of the Merger.

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

Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock has the right (subject to the Company's election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date (as defined in the Articles of Amendment)) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of shares of the Company's common stock per share of Series A Preferred Stock determined by formula, in each case, on the terms and subject to the conditions described in the Articles of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Articles of Amendment.
Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.
On June 24, 2013, June 13, 2014, November 21, 2014, May 22, 2015 and May 22, 2017, the Company entered into Equity Distribution Agreements under which it could sell up to an aggregate of 15,000,000 shares of its Series A Preferred Stock from time to time in “at the market” offerings under Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2019 and December 31, 2017, the Company sold 389,207 and 1,167,159 shares of Series A Preferred Stock, respectively, pursuant to the “at the market” offerings, which provided total gross proceeds to the Company of $9,430 and $29,052, respectively, before deducting commissions paid to unaffiliated sales agents and offering expenses aggregating $4 and $958, respectively. The Equity Distribution Agreement was terminated in February 2020.

For the years ended December 31, 2019, 2018 and 2017, the Company paid dividends of $34,689, $34,031 and $32,482, respectively, on its outstanding Series A Preferred Stock based on a monthly dividend of approximately $0.1667 per share.

In September 2017, the Company began a quarterly cash dividend on its common stock of $0.01. Starting September 2018, the Company paid a quarterly dividend of $0.0125 per share on its outstanding common stock. For the years ended December 31, 2019, 2018 and 2017, the Company paid aggregate dividends of $7,179, $8,794 and $3,880.

18. Per Share Data

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to the Company, decreased with respect to net income or increased with respect to net loss by dividends declared on preferred stock by using the weighted-average number of common shares outstanding. The dilutive effect of incremental common shares potentially issuable under outstanding options, warrants and unvested restricted stock is included in diluted earnings per share utilizing the treasury stock method. There was no difference between the basic and diluted common shares as the net loss attributable to the shareholders of the Company made the effect of any potential dilutive shares anti-dilutive.

During 2019, 2018 and 2017, options, warrants and unvested restricted stock to purchase 22,105,065, 25,107,164 and 32,501,007 common shares, respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

All outstanding restricted stock awards of the Company (a “Company Restricted Share”) were accelerated with each holder receiving cash equal to the product of (i) the number of common shares underlying such Company Restricted Share award and (ii) $3.50 cash per common share.

19.  Stock Compensation Plans

Employee Stock Purchase Plan

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Under the Company’s amended and restated Qualified Employee Stock Purchase Plan, a total of 10,000,000 shares of common stock were available for issuance. As administered by the Company’s compensation committee, all full-time employees could use a portion of their salary to acquire shares of LTS common stock under this purchase plan at a 5% discount from the market price of LTS’ common stock at the end of each option period. Option periods were set at three month periods and commence on January 1, April 1, July 1 and October 1 of each year and end on March 31, June 30, September 30 and December 31 of each year. The plan was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2019, 159,212 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.25 to $3.31; during 2018, 161,968 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.21 to $3.23 and during 2017, 167,016 shares of LTS common stock were issued to employees under this plan, at prices ranging from $2.32 to $3.00. These share issuances resulted in a capital contribution of $447, $453 and $420 for 2019, 2018 and 2017, respectively. The Qualified Employee Stock Purchase Plan was terminated on December 31, 2019, effective as of the closing date of the Merger.

Amended and Restated 1999 Performance Equity Plan and 2009 Incentive Compensation Plan

In 1999, the Company adopted the 1999 Performance Equity Plan (as amended and restated, the “1999 Plan”) and in 2009 the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”), which provided for the grant of stock options and other awards to designated employees, officers and directors and certain other persons performing services for the Company and its subsidiaries, as designated by the board of directors. The 1999 Plan provided for the granting of up to 25,000,000 awards with an annual limit on grants to any individual of 1,500,000. In 2014, the 2009 Plan was amended to provide for the granting of up to 45,000,000 awards with an annual limit on grants to any individual of 1,500,000. Awards under the plans include stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options and/or other stock-based awards. The compensation committee of the Company’s board of directors administers the plans. Stock options granted under the 2009 Plan may be incentive stock options and non-qualified stock options. An incentive stock option may be granted only through August 27, 2019 under the 2009 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an incentive stock option granted to an optionee who at the time of the grant possesses more than 10% of the total combined voting power of all classes of stock of LTS (“10% Shareholder”)). Incentive stock options may no longer be granted under the 1999 Plan. The exercise price of both incentive and non-qualified options may not be less than 100% of the fair market value of LTS’ common stock at the date of grant, provided that the exercise price of an incentive stock option granted to a 10% Shareholder shall not be less than 110% of the fair market value of LTS’ common stock at the date of grant. As of December 31, 2019, 14,625,416 and 8,728,282 shares of common stock were available for issuance under the 2009 Plan and the 1999 Plan, respectively. The 1999 Plan and the 2009 Plan were terminated on February 14, 2020 in connection with the Merger.

A summary of the status of the 1999 Plan at December 31, 2019 and changes during the year ended December 31, 2019 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	3,855,000	$1.20
Exercised	(2,280,000)	0.89
Forfeited	—	—
Expired	—	—
Options outstanding, December 31, 2019	1,575,000	$1.67	1.29	$2,857
Options exercisable, December 31, 2019	1,575,000	$1.67	1.29	$2,857

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

A summary of the status of the 2009 Plan at December 31, 2019 and changes during the year ended December 31, 2019 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2018	16,992,040	$2.26
Granted	—	—
Exercised	(1,484,244)	1.68
Forfeited	(153,731)	1.54
Expired	(100,000)	$3.20
Options outstanding, December 31, 2019	15,254,065	$2.32	3.02	$18,578
Options exercisable, December 31, 2019	15,071,565	$2.32	2.98	$18,426

Restricted Stock Awards

A summary of the restricted stock awards at December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	4,260,125	$2.87
Issued during 2019	2,785,000	3.30
Vested during 2019	(1,686,625)	2.92
Forfeited during 2019	(82,500)	3.03
Nonvested at December 31, 2019	5,276,000	$3.08

Restricted stock awards granted in 2019 vest in four equal annual installments.

All outstanding restricted stock awards of the Company (a “Company Restricted Share”) were accelerated with each holder receiving cash equal to the product of (i) the number of common shares underlying such Company Restricted Share award and (ii) $3.50 cash per common share.

As of December 31, 2019, there was $10,793 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the vesting periods of the options and restricted stock, which on a weighted-average basis is approximately 2.50 years.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 amounted to $7,871, $6,171 and $3,992, respectively. The fair value of restricted stock vesting in 2019, 2018 and 2017 was $4,928, $3,256 and $1,944, respectively.

Non-cash compensation expense relating to stock options was calculated using the Black-Scholes option pricing model, amortizing the value calculated over the vesting period. The Company has elected to recognize compensation cost for option awards that have graded vesting schedules on a straight line basis over the requisite service period for the entire award.

For the years ended December 31, 2019, 2018 and 2017, non-cash compensation expense relating to share-based awards granted to employees, consultants and advisors amounted to $6,106, $5,882 and $5,539, respectively.

20. Noncontrolling Interest

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

21. Segment Information

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

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Segment information for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Independent Advisory and Brokerage Services	Ladenburg	Insurance Brokerage	Corporate		Total
2019
Revenues	$1,204,326	$75,523	$186,211	$3,242		$1,469,302
Income (loss) before income taxes	65,517	10,501	4,745	(50,756)	(1)	30,007
EBITDA, as adjusted (2)	99,408	11,498	7,645	(17,320)		101,231
Identifiable assets	542,138	55,006	113,031	119,761		829,936
Depreciation and amortization	19,901	485	1,886	22		22,294
Interest	478	13	235	22,393		23,119
Capital expenditures	12,836	249	37	(78)		13,044
Non-cash compensation	1,016	715	—	4,375		6,106

2018
Revenues	$1,161,043	$78,094	$147,127	$4,872		$1,391,136
Income (loss) before income taxes	62,748	11,464	1,983	(29,030)	(1)	47,165
EBITDA, as adjusted (2)	98,411	12,966	4,166	(15,095)		100,448
Identifiable assets	515,720	59,798	97,708	67,678		740,904
Depreciation and amortization	22,403	471	1,146	19		24,039
Interest	905	62	472	9,357		10,796
Capital expenditures	13,787	351	244	120		14,502
Non-cash compensation	1,220	705	113	3,844		5,882

2017
Revenues	$1,140,380	$66,680	$57,132	$3,960		$1,268,152
Income (loss) before income taxes	19,858	6,346	(5,338)	(19,686)	(1)	1,180
EBITDA, as adjusted (2)	59,756	8,115	2,698	(14,568)		56,001
Identifiable assets	443,670	43,148	47,166	98,041		632,025
Depreciation and amortization	21,455	505	6,841	34		28,835
Interest	1,157	—	683	870		2,710
Capital expenditures	8,923	753	216	4		9,896
Non-cash compensation	1,035	629	183	3,692		5,539

(1)	Includes interest on revolving credit and forgivable loan notes, compensation, professional fees and other general and administrative expenses related to the Corporate segment.

(2)	The following table reconciles income (loss) before income taxes to EBITDA, as adjusted, for the years ended December 31, 2019, 2018 and 2017:

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2019		2018		2017
Income before income taxes	$30,007		$47,165		$1,180
Adjustments:
Interest income	(2,906)		(2,504)		(506)
Change in fair value of contingent consideration	664		238		(19)
Interest expense	23,119		10,796		2,710
Depreciation and amortization	22,294		24,039		28,835
Non-cash compensation expense	6,106		5,882		5,539
Amortization of retention and forgivable loans	549		417		7,396
Amortization of contract acquisition costs (6)	11,759		9,671		—
Financial advisor recruiting expense	55		370		5,721
Acquisition-related expense	5,887		1,010		3,469
Income (loss) attributable to noncontrolling interest	42		(28)		15
Other	3,655	(3)	3,392	(4)	1,661	(5)
EBITDA, as adjusted	$101,231		$100,448		$56,001

EBITDA, as adjusted
Independent Advisory and Brokerage Services	$99,408		$98,411		$59,756
Ladenburg	11,498		12,966		8,115
Insurance Brokerage	7,645		4,166		2,698
Corporate	(17,320)		(15,095)		(14,568)
Total segments	$101,231		$100,448		$56,001

(3) Includes loss on severance costs of $1,697, excise and franchise tax expense of $548, compensation expense that may be paid in stock of $1,470, other legal matters of $215 and reversal of a write-off for a sublease commitment of $(275).

(4) Includes loss on severance costs of $481, excise and franchise tax expense of $629, compensation expense that may be paid in stock of $535 and non-recurring expenses related to a block repurchase of our common stock and other legal matters of $1,747.

(5) Includes loss on severance costs of $525, excise and franchise tax expense of $594 and compensation expense that may be paid in stock of $559.

(6) See Note 4 for further information.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

22.  Related Party Transactions

Effective October 2015, Investacorp's lease with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with the Company’s former chairman of the board and former principal shareholder, in an office building in Miami, Florida, was renewed and now expires in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420 and minimum annual payments of $484. Future payments for the remainder of the lease total $385. Rent expense under such lease amounted to $533, $522 and $506 in 2019, 2018 and 2017, respectively.

Ladenburg’s principal executive offices are located in the same office building in Miami, Florida, where approximately 14,050 square feet of office space is leased from FREH. Ladenburg’s lease was renewed effective March 2018 and now expires in February 2023 with two optional five-year extensions. The lease provides for aggregate payments during the remaining term of approximately $1,776 and minimum annual payment of $444. Rent expense under such lease amounted to $560, $565, and $565 in 2019, 2018 and 2017, respectively.

The Company was party to an agreement with Vector, where Vector had agreed to make available to the Company the services of Vector’s Executive Vice President to serve as the President and Chief Executive Officer of the Company and to provide certain other financial, tax and accounting services. Various executive officers and directors of Vector previously served as members of the board of directors of the Company, and Vector owned approximately 10.11% of the Company’s common stock at December 31, 2019. In consideration for such services, the Company agreed to pay Vector an annual management fee plus reimbursement of expenses and to indemnify Vector. The agreement was terminable by either party upon 30 days’ prior written notice. The agreement was terminated in connection withe the Company's merger with Advisor Group Holdings, Inc. ("Advisor Group"). The Company paid Vector $850 in 2019, 2018 and 2017 under the agreement.

In 2015, the Company entered into a Consulting Services Agreement with Nextt Advisors Inc., a corporation owned solely by the son-in-law (the “Consultant”) of the Company’s Chairman, President and Chief Executive Officer. Pursuant to the agreement, the Company paid the Consultant $200 in 2017. Effective January 1, 2018, the consulting agreement was terminated and the consultant became an employee of the Company. The Consultant's total compensation for 2018 was approximately $363, which includes his base salary, annual cash bonus, equity awards and 401(k) matching contributions for 2018. The Consultant's total compensation for 2019 was approximately $455, which includes his base salary, annual cash bonus, equity awards and 401(k) matching contributions for 2019.

SSN has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN's Chief Executive Officer and Chief Financial Officer are members and own a minority percentage of such entity, which expires in March 2020. Rent expense under such lease amounted to $302 in 2018, $293 in 2018 and $285 in 2017.

The Company was party to an agreement with Castle Brands Inc. ("Castle") under which the Company provided certain administrative, legal and financial services to Castle. The Company's former Chairman, President and Chief Executive Officer, who was also a director of the Company, was also the President and Chief Executive Officer and a director of Castle. Various former Company directors previously served as directors of Castle. The Company received $203 in 2019, $233 in 2018 and $260 in 2017 under this agreement. The agreement was terminated in 2019.

In 2018, in connection with the offering of Notes, as more fully described in Note 14, certain members of management and the Board of Directors of the Company and the former chairman of the board and principal shareholder purchased $10,400 of the 6.5% Senior Notes offered by the Company. See also Note 14 for information regarding other loan transactions involving related parties.

In 2018, Ladenburg acted as underwriter in two offerings of the Company's senior notes for an amount of $693.

Ladenburg holds $1,622 of 7% Senior Notes of the Company and received interest payments of $113 in 2019 and $66 in 2018.

In January 2019, Michael Liebowitz joined the board of directors of the Company. Mr. Liebowitz was President and CEO of Harbor Group, and owned 50% of the equity interests in Harbor Group until the sale of Harbor Group in September 2018. During the years ended December 31, 2019 and 2018, Harbor Group was paid by unaffiliated insurance carriers approximately $183 and $884, respectively, in brokerage commissions for placing policies covering the Company and its subsidiaries. Mr. Liebowitz did not receive any direct compensation from the Company during the years ended December 31, 2019 or 2018.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

Mr. Liebowitz resigned as a member of the Company's board of directors upon the consummation of the Company's merger with Advisor Group.

23.  Subsequent Events

On November 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Advisor Group, and Harvest Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Advisor Group (“Merger Sub”). Under the Merger Agreement, on February 14, 2020, Merger Sub merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Advisor Group. As a result of the Merger, a change of control of the Company occurred, and the Company is now a wholly owned subsidiary of Advisor Group, which is owned by private investment funds sponsored by Reverence Capital Partners LLC.

The Merger caused each share of the Company’s Common Stock to be cancelled and converted into the right to receive $3.50 in cash (the “Merger Consideration”).

Each outstanding option award to purchase the Company’s Common Stock (a “Company Option”) was accelerated. Each holder of a Company Option received cash equal to the product of (i) the number of shares subject to the Company Option and (ii) the excess of the Merger Consideration over the exercise price per share of the Company Option.

All outstanding restricted stock awards of the Company (a “Company Restricted Share”) were accelerated with each holder receiving cash equal to the product of (i) the number of common shares underlying such Company restricted stock awards held and (ii) the Merger Consideration.

In February 2020, the December 2018 Notes were purchased by Advisor Group, our affiliate, and became a intercompany balance.

As required by the terms of the Company's Series A Preferred Stock, on February 14, 2020, the Company provided notice to the holders of its Series A Preferred Stock of their right to convert each share of Series A Preferred Stock owned by them into $25.0389 per share in cash. The conversion right arose from the Merger and the resulting change of control of the Company. 12,816,614 shares of Series A Preferred Stock were converted and 4,584,668 shares of Series A Preferred Stock remained outstanding as of March 10, 2020.

On February 13, 2020, AG Issuer, LLC (“AG Escrow Issuer”) issued $500,000 in aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “2028 Senior Secured Notes”). The 2028 Senior Secured Notes were issued under an indenture, dated February 13, 2020 (the “Initial Indenture”), by and between AG Escrow Issuer and Wilmington Trust, National Association, as trustee (the “Trustee”) and as notes collateral agent (the “Notes Collateral Agent”).

AG Escrow Issuer was merged with and into Advisor Group on February 14, 2020. In connection therewith, the Company and Securities America Financial Corporation (together, the “Ladenburg Guarantors”) entered into a supplemental indenture, dated February 14, 2020 (the “2028 Senior Secured Notes Supplemental Indenture,” and together with the Initial Indenture, the “2028 Senior Secured Notes Indenture”), pursuant to which the Ladenburg Guarantors have agreed to guarantee all of Advisor Group’s obligations under the 2028 Senior Secured Notes Indenture and the 2028 Senior Secured Notes.

On February 14, 2020, the Ladenburg Guarantors entered into a supplemental indenture (the “2027 Senior Notes Supplemental Indenture”), pursuant to which the Ladenburg Guarantors agreed to guarantee all of Advisor Group’s obligations under the indenture, dated as of August 1, 2019, among Advisor Group, the guarantor parties thereto from time to time, and the Trustee (as supplemented, the “2027 Senior Notes Indenture”), and Advisor Group’s 10.75% senior unsecured notes due 2027 (the “2027 Senior Notes”), which, as of February 14, 2020, had an outstanding aggregate principal amount of approximately $350,000. On February 20, 2020, the Ladenburg Guarantors entered into a third supplemental indenture, pursuant to which the Ladenburg Guarantors agreed to guarantee an additional $63,000 in 2027 Senior Notes issued by Advisor Group.

LADENBURG THALMANN FINANCIAL SERVICES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Dollars in thousands, except share and per share amounts)

On February 14, 2020, the Ladenburg Guarantors, as guarantors, entered into a joinder agreement to Advisor Group’s credit agreement with, inter alios, the several lending institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent, governing the senior secured credit facilities (the “Senior Secured Credit Facilities”). On February 14, 2020, the Senior Secured Credit Facilities consisted of (i) a seven-year $1.5 billion senior secured Term Loan B facility (the “Term Loan Facility”) and (ii) a $325 million senior secured revolving credit facility (the “Revolving Credit Facility”).

24.  Quarterly Financial Data (Unaudited)

	Quarters
	1st	2nd	3rd	4th
2019:
Revenues	$335,455	$363,580	$374,532	$395,735
Expenses (1)	330,515	353,982	359,142	394,992
Income before item shown below	4,940	9,598	15,390	743
Change in fair value of contingent consideration	(112)	(85)	(93)	(374)
Income before income taxes	$4,828	$9,513	$15,297	$369
Net income	$3,432	$7,508	$11,277	$508
(Income) loss attributable to noncontrolling interest	(1)	(20)	79	(16)
Net income attributable to the Company	$3,431	$7,488	$11,356	$492
Dividends declared on preferred stock	(8,590)	(8,695)	(8,702)	(8,702)
Net (loss) income available to common shareholders	$(5,159)	$(1,207)	$2,654	$(8,210)
Basic (loss) income per common share (2)	$(0.04)	$(0.01)	$0.02	$(0.06)
Diluted (loss) income per common share (2)	$(0.04)	$(0.01)	$0.02	$(0.06)
Basic weighted average common shares	143,311,024	143,444,079	143,092,912	143,640,497
Diluted weighted average common shares	143,311,024	143,444,079	147,960,009	140,640,497

(1)	Includes a $1,494, $1,444, $1,536 and $1,632 charge for non-cash compensation in the first, second, third and fourth quarters of 2019, respectively.

(2)	Due to rounding, the sum of the quarters' basic and diluted loss per common share do not equal the full fiscal year amount.

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
`

(1)	Includes a $1,494, $1,568, $1,380 and $1,440 charge for non-cash compensation in the first, second, third and fourth quarters of 2018, respectively.

(2)	Due to rounding, the sum of the quarters' basic and diluted loss per common share do not equal the full fiscal year amount.