Form 10-K/A
period 2019-12-31
LADENBURG THALMANN FINANCIAL SERVICES INC.
filed 2020-04-29
CIK 1029730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                       to

Ladenburg Thalmann Financial Services Inc.

(Exact name of registrant as specified in its charter)

Florida	1-15799	65-0701248
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., 12th Floor
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 572-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[X] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on the closing price on the NYSE American on that date) held by non-affiliates of the registrant was approximately $399,169,913.

As of April 28, 2020, there were 100 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Ladenburg Thalmann Financial Services Inc. is filing this Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for its 2020 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

LADENBURG THALMANN FINANCIAL SERVICES INC.

FORM 10-K

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the experience and qualifications of each of our directors is set forth below.

Ahmed Hassanein, 47 Director since February 2020	Mr. Hassanein has served as our Chief Accounting Officer since February 2020, and as Advisor Group Holdings, Inc.’s (“Advisor Group”) Chief Accounting Officer since 2016. He is also a member of Advisor Group’s Board of Directors. Prior to joining Advisor Group, from 2011 to 2016, Mr. Hassanein was Chief Accounting Officer of Cetera Financial Group, Inc. (“Cetera”). Prior to Cetera, from 2010 to 2011, Mr. Hassanein served as Chief Financial Officer of the Library of Congress Federal Credit Union and, from 2007 to 2009, Chief Operating Officer and Chief Financial Officer at Steben & Company, Inc. Before joining Steben, Mr. Hassanein served in a number of key positions at Friedman, Billings, Ramsey Group, Inc. Mr. Hassanein began his career as an auditor with Deloitte & Touche LLP. Mr. Hassanein earned a B.S. in Accounting from the University of Maryland and an MBA (concentration in Finance) from Marymount University. Mr. Hassanein’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience, and industry experience.

Jamie Price, 60 Director since February 2020

Mr. Price has served as our Chief Executive Officer and President since February 2020. He has served as the President & Chief Executive Officer of Advisor Group since November 2016 and is also a member of Advisor Group’s Board of Directors. From January 2011 to November 2016, Mr. Price was an Executive Vice President at 1-800 DOCTORS, a concierge service that connects patients with medical professionals. Mr. Price was also a Strategic Partner at the Sawtooth Group, a creative agency in content and brand and digital strategy, from January 2011 to June 2016. From 2002 to 2010, Mr. Price served in numerous positions at UBS Financial Services, Inc., most recently as Head of Wealth Management for Advisor Group Americas. From 1992 to 2002, Mr. Price held various executive positions at Prudential Securities and most recently held the position of President and Chief Operating Officer. Mr. Price serves on the board of Invest in Others, an organization that recognizes and honors advisors who give back in their community. Mr. Price graduated from the University of Oregon, with a B.S. in finance and economics. Mr. Price’s pertinent experience, qualifications, attributes and skills include managerial experience and industry experience.

Matthew Schlueter, 46 Director since February 2020	Mr. Schlueter has served as President, Products and Platforms Wealth Management for Advisor Group since March 2020. He joined Advisor Group in December 1997 from The Federal Reserve Bank of Atlanta, where he was a senior accounting analyst. Mr. Schlueter has worked in various capacities at Advisor Group within operations including supporting technology in the bank channel as well as various leadership roles in New Accounts, Customer Service, Advisory Services, Trading, and Registrations. In 2012, Mr. Schlueter became Executive Vice President, Strategy & Advisor Experience of Advisor Group. In addition to his business intelligence, data warehousing, and reporting responsibilities, he served as Chief Administrative Officer for Advisor Group from March 2014 until April 2015. From April 2015 until April 2017, Mr. Schlueter was Advisor Group’s Chief Operating Officer. Mr. Schlueter received his B.A. in Economics from Emory University in 1996 and holds FINRA licenses 7, 24, 63, 53, and 55. Mr. Schlueter’s pertinent experience, qualifications, attributes and skills include managerial experience and industry experience.

Executive Officers

Our executive officers serve until the appointment and qualification of their successors or until their earlier death, resignation or removal by our board of directors. In addition to Messrs. Hassanein and Price, who are also directors and whose biographical information is set forth above, we have the following executive officers:

Brett Kaufman, 48 years old, became our chief financial officer in April 2008 and became a senior vice president in April 2010. From April 1999 until March 2008, Mr. Kaufman was employed at Bear Stearns Companies Inc., serving in various capacities and most recently as managing director and director of financial planning and analysis in the Controller’s Group. While at Bear Stearns, Mr. Kaufman was responsible for providing strategic leadership and oversight for the company’s financial reporting, planning, budgeting and forecasting initiatives on a worldwide basis. From October 1994 until April 1999, Mr. Kaufman was in the Audit and Business Advisory Services division of PricewaterhouseCoopers LLP. He is a certified public accountant.

Code of Ethics

In February 2004, our board adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics is available at http://ir.stockpr.com/ladenburg/governance-documents. As we are no longer a public company, we do not intend to post amendments to, or waivers from a provision of, our code of ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our web site.

Corporate Governance

Nominating and Corporate Governance Committee Information

Each member of our board of directors prior to our acquisition by Advisor Group (the “Merger”) resigned from our board of directors, effective upon the closing of the Merger on February 14, 2020 (the “Closing Date”). Effective as of the Closing Date, our board of directors consists of Messrs. Hassanein, Price and Schlueter, and we no longer have a Nominating and Corporate Governance Committee. Our board of directors thinks it is appropriate for the company to not have a Nominating and Corporate Governance Committee since we are no longer a public company.

Audit Committee

As of the Closing Date, we no longer have an Audit Committee, as we are no longer required to comply with SEC, NYSE American and Exchange Act rules pertaining to audit committees.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section discusses the compensation programs and policies for our officers listed in the Summary Compensation Table below (“Named Executive Officers”) and the compensation committee’s role in the design and administration of these programs and policies and in making specific compensation decisions for our Named Executive Officers.

Compensation Review

Our compensation committee established compensation policies designed to provide competitive compensation levels that correlate pay with our annual performance and reward above average corporate performance, recognize individual initiative and achievements and assist us in attracting and retaining qualified executives.

Our compensation committee could engage outside advisors, experts and others to assist it in determining executive compensation. Our compensation committee engaged GK Partners, Inc. (“GK Partners”) to provide the services described below in connection with its compensation review for the year ended December 31, 2019. The compensation committee, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act and applicable NYSE American rules, was not aware of any conflict of interest that has been raised by the work performed by GK Partners. Other than the services for which the compensation committee directly engaged GK Partners, GK Partners provided no services to us for the year ended December 31, 2019.

The compensation committee made all final determinations with respect to executive officers’ compensation, based on an appraisal of our financial status and a subjective assessment of individual performance. Our chief executive officer could make recommendations to the compensation committee relating to the compensation of other executive officers, but the compensation committee had full autonomy in determining executive compensation. Other than standard fees for board and committee service, which were determined by the full board, the compensation committee considered and approved all director compensation, which was determined through a subjective assessment of individual contributions.

The compensation committee could delegate to one or more of our executive officers the authority to make grants of equity-based compensation to eligible individuals who are not executive officers. Any such executive officer was required to regularly report to the compensation committee grants so made and the compensation committee could revoke any delegation of authority at any time.

Our compensation committee was charged with performing an annual review of our executive officers’ cash and other compensation to determine whether we provided adequate incentives and motivation to executive officers and whether the compensation we provided to our executive officers was comparable to the compensation provided to other executive officers in similarly situated companies based on our review of public compensation disclosures, although we do not use benchmarks. For 2019, our compensation committee engaged GK Partners to evaluate publicly available compensation information regarding executive compensation at twelve peer companies, which were identified by management, to review and assess whether we are providing generally competitive compensation for our Named Executive Officers. These companies were:

B. Riley Financial Inc.	JMP Group Inc.
Blucora, Inc.	LPL Financial Holdings Inc.
Cowen Group, Inc.	Oppenheimer Holdings Inc.
Focus Financial Partners, Inc.	Piper Sandler Companies
Greenhill & Co., Inc.	Raymond James Financial Inc.
INTL FCStone Inc.	Silvercrest Asset Management Group Inc.

Within the financial services industry, there are a limited number of publicly-traded companies that resemble us in size, scope and nature of business operations. One of the peer group companies selected, LPL Financial Holdings Inc. (“LPL Financial”), is primarily engaged in the independent brokerage business, our largest segment, although LPL Financial is substantially larger than us. Raymond James Financial Inc. was selected because of its significant presence in the independent brokerage business, although it participates in other business lines and is also substantially larger in size. The other peer group companies were selected because they generally engage in investment banking, brokerage, wealth management or asset management activities, are generally not depository institutions, and are roughly comparable to us in terms of market capitalization. The compensation committee did not rely solely on this information and did not benchmark its decisions regarding total compensation or elements of compensation to any particular percentile range within the peer group.

Compensation Objectives

The objectives of our compensation programs were to attract, motivate and retain qualified persons to serve as our executive officers. Our compensation programs were designed to provide competitive compensation to our Named Executive Officers; reward individual initiative and achievements; integrate pay with our performance; and ensure that executive compensation was adequately designed to align the interests of executive officers with our shareholders consistent with our long-term performance.

Compensation Components

The four primary compensation components are base salary, brokerage commissions (for those officers who are registered representatives), cash bonuses and equity awards. Decisions with respect to one component of compensation tend not to affect decisions regarding other components. We do not have specific policies for allocating between annual and long-term compensation or between cash and non-cash compensation. We discuss each of the four components of compensation in more detail below.

Base Salary. We provide base salaries to provide our Named Executive Officers a fixed level of cash compensation commensurate with their particular positions and qualifications. Generally, we set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near the industry norms. Base salaries are not intended to be the sole component of total annual cash compensation. We review base salaries annually, subject to terms of employment agreements, and our compensation committee seeks to adjust base salaries when necessary to realign them with industry norms based on a review of publicly-available compensation information, including, for 2019, the peer group information identified above, after taking into account individual responsibilities, performance and experience. We do not use specific industry benchmarks, however.

Brokerage Commissions. If an executive is a registered representative, part of the executive’s total compensation prior to fiscal 2019 was a percentage of the brokerage commissions derived from customer accounts. We believed this form of additional compensation helped incentivize our executives who are registered representatives. For each of fiscal 2017 and 2018, Mark Zeitchick and Adam Malamed were the only Named Executive Officers who were paid brokerage commissions. See the column entitled “All Other Compensation” in the Summary Compensation Table below for the amount of brokerage commissions paid to each of Mark Zeitchick and Adam Malamed in fiscal 2017 and 2018. Effective with fiscal 2019, the compensation committee determined that commissions would no longer be part of the overall compensation of Named Executive Officers.

Discretionary Cash Bonus. We historically granted discretionary cash bonuses to executives and directors, including non-employee directors. This was an important part of executive compensation. These bonuses could exceed base salary amounts and were more closely tied to both company and individual performance. Our compensation committee established bonus amounts by taking account of, among other things, a subjective assessment of individual performance, growth in our business through organic growth and acquisitions, satisfaction of financial goals, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, changes in shareholder value and the business environment in which we operated during the year. We believe that EBITDA, as adjusted, is correlated to shareholder value creation and therefore is one of the appropriate measures to consider in determining executive compensation. EBITDA, as adjusted, is intended to minimize or eliminate the effect of items that do not directly reflect our performance or individual executive performance. While the compensation committee considered the foregoing objective factors, the actual bonus amount for each executive officer was based on the compensation committee’s subjective assessment of both our overall performance for the year, in the context of the business environment in which we operated, and the contribution that each such individual made to that performance. The compensation committee believed that a discretionary bonus plan is appropriate because objective, short-term financial measures may not adequately reflect the relative contributions of individual executives.

For 2019, we granted a $1,775,000 cash bonus to Richard Lampen, our former chairman, president and CEO; a $2,235,000 cash bonus to Mark Zeitchick, our former executive vice president; a $1,485,000 cash bonus to Adam Malamed, our former executive vice president and chief operating officer; a $450,000 cash bonus to Brett Kaufman, our senior vice president and chief financial officer; and a $450,000 cash bonus to Joseph Giovanniello, our former senior vice president-corporate and regulatory affairs. We also granted a $1,525,000 cash bonus to Howard Lorber, our former vice-chairman. This bonus was based on the contribution made by Mr. Lorber to the growth of our business, including through recruiting, acquisitions and development of client relationships. Additional considerations for the bonuses for Messrs. Lampen, Zeitchick, Malamed, Kaufman and Giovanniello for 2019 included: increased consolidated revenue and adjusted EBITDA; the continued successful recruiting of advisors and growth in the levels of advisory and total client assets at our independent advisory and brokerage businesses; the growth of cash sweep programs; the implementation of increased levels of shared services across the enterprise; improved results in our insurance brokerage segment; return of capital to shareholders through common stock dividends and share repurchases; and the success of our public offering of senior notes. Bonus payments for our executive officers in 2019 were greater or equal to those paid in 2018 due to our compensation committee’s subjective assessment of our overall performance in the context of the business environment in which we operated and its consideration of the factors described above.

In addition to his bonus award described above, Mr. Malamed received a retention award of $400,000, which vested on the Closing Date. The retention award will be reported in the Summary Compensation Table for the years in which it vests.

In addition to his bonus award described above, Mr. Kaufman received a retention award of $100,000, which vests in two equal annual installments at December 31, 2020 and 2021. Under the terms of the retention award, Mr. Kaufman is required to return 100% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in his employment letter) prior to December 31, 2020. Mr. Kaufman is required to return 50% of the retention award after taxes if he voluntarily terminates his employment with us or is terminated with “Cause” (as defined in his employment letter) prior to December 31, 2021. The retention award will be reported in the Summary Compensation Table for the years in which it vests based on his continued service.

In addition to his bonus award described above, Mr. Giovanniello received a retention award of $100,000, which vested on the Closing Date. The retention award will be reported in the Summary Compensation Table for the years in which it vests based on his continued service.

Equity Awards. We previously granted stock-based awards, which included stock options and restricted stock, to incentivize executives for long-term performance and to provide an appropriate balance between our long-term and short-term incentives. The percentage of compensation paid as long-term incentives as compared with cash payments was made through a subjective determination. The compensation committee developed its equity award determinations based on its judgment as to whether the total compensation packages provided to our executives, including prior equity awards, were sufficient to retain, motivate and adequately reward the executives.

We did not grant any restricted shares of common stock in January 2020. In January 2019, we granted 400,000 restricted shares of common stock to each of Messrs. Lampen and Zeitchick, 275,000 restricted shares of common stock to Mr. Malamed and 60,000 restricted shares of common stock to each of Messrs. Kaufman and Giovanniello. The foregoing restricted shares vested in four equal annual installments beginning on the first anniversary of the grant date, with the remainder vesting on the Closing Date.

Dividends on Unvested Restricted Stock. Under the terms of restricted stock awards made to our Named Executive Officers under the 2009 Plan, dividend distributions were made to the executive officers with respect to unvested shares of common stock. These distributions were made at the same rate as dividends paid on all other shares of our common stock. In 2019, Named Executive Officers earned cash dividend payments on unvested restricted stock as follows: Mr. Lampen – $42,000; Mr. Zeitchick – $42,000; Mr. Malamed – $27,000; Mr. Kaufman – $6,000; and Mr. Giovanniello – $6,000. In accordance with the disclosure rules of the SEC, these amounts have not been separately reported in the Summary Compensation Table because the value of the dividends was included in the initial grant date fair value of the underlying stock grants which is reported in the table.

Other Compensation. We maintained various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans were available to all salaried employees. Advisor Group also maintains various employee benefit plans, including medical, dental, life and disability insurance and 401(k) plans, and these plans are available to all salaried employees of ours as of the Closing Date. We paid all medical, dental and basic life insurance premiums for our executive officers (except for Mr. Lampen) pursuant to their respective employment agreements. We reimbursed Mr. Lampen, Mr. Zeitchick and Mr. Malamed, on an after-tax basis, for various automobile expenses and Mr. Lampen for certain health, dental and life insurance premiums. In addition, we reimbursed certain of our executive officers for club memberships and dues.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on our company.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation in excess of $1 million in any taxable year paid to the chief executive officer, principal financial officer and the three most highly compensated officers (other than the chief executive officer and the principal financial officer). Previously, qualifying performance-based compensation was not subject to the deduction limit if certain requirements were satisfied. Stock options granted under these plans generally qualified as “performance-based” compensation that is fully deductible and not subject to the Section 162(m) deduction limit. The exemption from Section 162(m)’s deduction limit for performance-based compensation was repealed in December 2017, such that compensation paid to our named executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief. In determining executive compensation, our compensation committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that may be beyond our control. Also, the compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.

Consideration of our Most Recent Shareholder Advisory Vote on Executive Compensation

Last year, at our 2019 Annual Meeting, our shareholders cast an advisory vote on executive compensation, referred to as a “say-on-pay proposal”, as required by Section 14A of the Exchange Act. At the 2019 Annual Meeting, approximately 95% of the total votes cast were in favor of the say-on-pay proposal, and we considered such approval an endorsement of our executive compensation philosophy and programs. Therefore, our executive compensation philosophy and programs remained substantially unchanged since last year.

Board of Directors Report on Executive Compensation

The information contained in this Board of Directors Report shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any document we file with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that such report is specifically stated to be incorporated by reference into such document.

In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report. Based on the review and discussions with management and our business judgment, we recommended that the Compensation Discussion and Analysis be included in this Annual Report for filing with the Securities and Exchange Commission.

Submitted by the Board of Directors:

Ahmed Hassanein
Jamie Price
Matthew Schlueter

Summary Compensation Table

The following table shows the compensation paid to our Named Executive Officers for 2019, 2018 and 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Richard J. Lampen,	2019	325,000	1,775,000		1,296,000	—	—	47,087	3,443,087
Former Chairman, President and	2018	250,000	1,775,000		1,043,250	—	—	47,021	3,115,271
CEO(3)(4)	2017	200,000	1,425,000		657,250	—	—	84,160	2,366,410

Mark Zeitchick,	2019	425,000	2,235,000		1,296,000	—	—	244,056	4,200,056
Former Executive Vice	2018	400,000	1,550,000		1,043,250	—	—	790,301	3,783,551
President(3)	2017	375,000	1,425,000		657,250	—	—	630,318	3,087,568

Adam Malamed,	2019	400,000	1,835,000	(5)	891,000	—	—	98,146	3,224,146
Former Executive Vice President and	2018	375,000	1,075,000	(5)	642,000	—	—	783,228	2,875,228
Chief Operating Officer(3)	2017	350,000	850,000	(5)	358,500	—	—	599,927	2,158,427

Brett H. Kaufman,	2019	375,000	500,000	(6)	194,400	—	—	66,992	1,136,392
Senior Vice President	2018	350,000	450,000		160,500	—	—	47,863	1,008,363
and Chief Financial Officer	2017	325,000	450,000		95,600	—	—	39,192	909,792

Joseph Giovanniello,	2019	350,000	550,000	(7)	194,400	—	—	46,327	1,140,727
Former Senior Vice President- Corporate and	2018	325,000	550,000	(7)	160,500	—	—	44,884	1,080,384
Regulatory Affairs(3)	2017	300,000	475,000	(7)	95,600	—	—	38,886	909,486

(1)	Represents the aggregate grant date fair value of restricted stock granted for each of the three fiscal years ended December 31, 2019, 2018 and 2017 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the Named Executive Officer. The FASB ASC Topic 718 amounts from these grants may never be realized by the Named Executive Officer.

(2)	The following table sets forth a detailed breakdown of the items which compose “All Other Compensation”:

Name	Year	Tax Reimb. Payments ($)	Automobile Expenses ($)	Health, Dental and Life Insurance Premiums ($)	Club Memberships and Dues ($)	Company Matching Contribution to 401(k)Plan ($)	Commissions from Customer Accounts ($)	Total ($)

Richard J. Lampen	2019	18,005	21,263	5,103	2,716	—	—	47,087
	2018	17,964	21,263	5,078	2,716	—	—	47,021
	2017	35,217	21,264	4,596	23,083	—	—	84,160

Mark Zeitchick	2019	88,331	27,048	13,716	109,081	5,880	—	244,056
	2018	33,946	27,050	13,274	25,256	5,775	685,000	790,301
	2017	34,924	26,170	12,873	23,351	—	533,000	630,318

Adam Malamed	2019	10,349	17,353	40,762	29,683	—	—	98,146
	2018	10,723	16,715	39,413	31,377	—	685,000	783,228
	2017	652	—	39,192	27,083	—	533,000	599,927

Brett H. Kaufman	2019	—	—	40,762	20,350	5,880	—	66,992
	2018	—	—	39,413	2,675	5,775	—	47,863
	2017	—	—	39,192	—	—	—	39,192

Joseph Giovanniello	2019	—	—	40,447	—	5,880	—	46,327
	2018	—	—	39,109	—	5,775	—	44,884
	2017	—	—	38,886	—	—	—	38,886

(3)	Resigned as one of our officers on the Closing Date of the Merger.

(4)	Does not include payments to Vector Group under the management services agreement with Vector Group described under the caption “Compensation Arrangements for Executive Officers” below.

(5)	Includes (i) for 2019, $350,000 in retention awards paid in 2018 and 2019, which vested on December 31, 2019, (ii) for 2018, $275,000 in retention awards paid in 2017 and 2018, which vested on December 31, 2018 and (iii) for 2017, $250,000 in retention awards paid in 2016 and 2017, which vested on December 31, 2017.

(6)	Includes $50,000 in retention awards paid in 2019, which vested on December 31, 2019.

(7)	Includes (i) for 2019, $60,000 in retention awards paid in 2018 and 2019, which vested on December 31, 2019, (ii) for 2018, $100,000 in retention awards paid in 2017 and 2018, which vested on December 31, 2018 and (iii) for 2017, $100,000 in retention awards paid in 2016 and 2017, which vested on December 31, 2017.

Compensation Arrangements for Executive Officers

Richard J. Lampen served as our president and chief executive officer under a management services agreement with Vector Group and an employment agreement with us until the Closing Date. Under the management services agreement, Vector Group made Mr. Lampen’s services available to us and provided, upon our request, other financial, tax and accounting resources, including assistance in complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns, in exchange for an annual fee of $850,000, payable in quarterly installments to Vector Group, and an indemnification by us of Vector Group. The management agreement terminated in connection with the Merger. Pursuant to Mr. Lampen’s employment agreement, entered into in January 2015, he received an annual base salary of $250,000 (increased to $325,000 effective January 2019), reimbursement for various automobile and health and dental insurance expenses, two club memberships and dues and a discretionary bonus. The agreement terminated on the Closing Date in connection with Mr. Lampen’s resignation with good reason. In January 2020, we paid a $1,775,000 discretionary bonus to Mr. Lampen for 2019, which is reflected in the Summary Compensation Table above.

Mark Zeitchick served as our executive vice president until the Closing Date. Pursuant to Mr. Zeitchick’s employment agreement, he received an annual base salary of $400,000 (increased to $425,000 effective January 2019), a percentage of commissions from customer accounts, reimbursement for various automobile and health and dental insurance expenses, two club memberships and dues and a discretionary bonus. The agreement terminated on the Closing Date in connection with Mr. Zeitchick’s resignation with good reason. In January 2020, we paid a $2,235,000 discretionary bonus to Mr. Zeitchick for 2019, which is reflected in the Summary Compensation Table above.

Adam Malamed served as our executive vice president and chief operating officer until the Closing Date. Pursuant to Mr. Malamed’s employment agreement, he received an annual base salary of $375,000 (increased to $400,000 effective January 2019), a percentage of commissions from customer accounts, reimbursement for various automobile and health and dental insurance expenses, a club membership and dues and a discretionary bonus. The agreement terminated on the Closing Date in connection with Mr. Malamed’s resignation with good reason. In January 2020, we paid a $1,485,000 discretionary bonus to Mr. Malamed for 2019, which is reflected in the Summary Compensation Table above. Mr. Malamed also had $350,000 of retention awards paid in 2018 and 2019 that vested on December 31, 2019 as described in the Summary Compensation Table above.

Brett H. Kaufman has served as our senior vice president and chief financial officer under the terms of an employment agreement providing for a $350,000 annual base salary (increased to $375,000 effective January 2019). He is also eligible for a discretionary bonus, which was $450,000 for 2019 and is reflected in the Summary Compensation Table above, and payment of health and dental insurance premiums. Mr. Kaufman also had $50,000 of retention awards paid in 2019 that vested on December 31, 2019, as described in the Summary Compensation Table above. The current term of the agreement with Mr. Kaufman, which automatically renews for successive one-year periods unless terminated by either party upon 60 days’ written notice prior to the expiration of the then current term, is through December 31, 2020.

Joseph Giovanniello served as our senior vice president-corporate and regulatory affairs until the Closing Date and also serves as senior vice president and general counsel of Ladenburg Thalmann & Co. Inc. Under his employment agreement, Mr. Giovanniello received an annual base salary of $325,000 (increased to $350,000 effective January 2019), payment of health and dental insurance premiums and a discretionary bonus. In January 2020, we paid a $450,000 discretionary bonus to Mr. Giovanniello for 2019, which is reflected in the Summary Compensation Table above. Mr. Giovanniello also had $100,000 of retention awards paid in 2018 and 2019 that vested on December 31, 2019, as described in the Summary Compensation Table above. The agreement terminated on the Closing Date upon Mr. Giovanniello’s resignation with good reason from his position as our senior vice president – corporate and regulatory affairs.

For more information regarding the employment agreements of our Named Executive Officers, see the section entitled “Potential Termination or Change in Control Payments” below.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of the annual total compensation of Richard J. Lampen, our chief executive officer as of December 31, 2019, to the annual total compensation of our median employee (excluding the chief executive officer).

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u). The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

We identified our median employee from all full-time, part-time, and temporary workers who were included as employees on our payroll records as of a determination date of December 31, 2019, based on total taxable earnings during 2019 (excluding the chief executive officer). For employees hired during the year, their compensation was annualized to reflect a full year of wages. The median employee identified by this compensation measure had anomalous compensation characteristics and was substituted with a similarly situated employee with a materially equivalent compensation level.

The 2019 annual total compensation as determined under Item 402 of Regulation S-K for our chief executive officer was $3,443,087, as reported in the Summary Compensation Table of this annual report. The 2019 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $68,772. The ratio of our chief executive officer’s annual total compensation to our median employee’s annual total compensation for fiscal year 2019 is 50 to 1.

Grants of Plan-Based Awards in 2019

The following table shows grants made to our Named Executive Officers in 2019. The grant date fair value of option awards or awards of restricted stock may not be realized by the individuals.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards (2) ($)
Richard Lampen	1/10/2019	400,000	—	—	1,296,000
Mark Zeitchick	1/10/2019	400,000	—	—	1,296,000
Adam Malamed	1/10/2019	275,000	—	—	891,000
Brett Kaufman	1/10/2019	60,000	—	—	194,400
Joseph Giovanniello	1/10/2019	60,000	—	—	194,400

(1)	Represents restricted stock granted on January 10, 2019.

(2)	Represents the aggregate grant date fair value of stock options and restricted stock granted for the year ended December 31, 2019 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the officer. Assumptions used in the calculation of the grant date fair value of stock options are included in note 19 to our audited financial statements for the year ended December 31, 2019 included in the 10-K. The FASB ASC Topic 718 amounts from these grants may never be realized.

Outstanding Equity Awards at December 31, 2019

The following table summarizes the outstanding option awards and unvested awards of restricted stock held by our Named Executive Officers at December 31, 2019. All such option awards and unvested awards of restricted stock vested and were converted into the right to receive consideration in connection with the Merger.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested #		Market Value of Shares or Units of Stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard J. Lampen	600,000	—		—	1.28	03/02/2021				—	—
	600,000	—		—	2.80	01/31/2022				—	—
	300,000	—		—	1.40	01/28/2023				—	—
	400,000	—		—	3.25	01/17/2024				—	—
	200,000	—		—	4.25	01/20/2025				—	—
	150,000	50,000	(1)	—	2.65	01/14/2026				—	—
							62,500	(2)	217,500	—	—
							137,500	(3)	478,500	—	—
							243,750	(4)	848,250	—	—
							400,000	(5)	1,392,000	—	—
Mark Zeitchick	600,000	—		—	1.28	03/02/2021				—	—
	600,000	—		—	2.80	01/31/2022				—	—
	300,000	—		—	1.40	01/28/2023				—	—
	400,000	—		—	3.25	01/17/2024				—	—
	200,000	—		—	4.25	01/20/2025				—	—
	150,000	50,000	(1)	—	2.65	01/14/2026				—	—
							62,500	(2)	217,500	—	—
							137,500	(3)	478,500	—	—
							243,750	(4)	848,250	—	—
							400,000	(5)	1,392,000	—	—
Adam Malamed	200,000	—		—	1.28	03/02/2021				—	—
	200,000	—		—	2.80	01/31/2022				—	—
	100,000	—		—	1.40	01/28/2023				—	—
	135,000	—		—	3.25	01/17/2024				—	—
	50,000	—		—	4.25	01/20/2025				—	—
	37,500	12,500	(1)	—	2.65	01/14/2026				—	—
							31,250	(2)	108,750	—	—
							75,000	(3)	261,000	—	—
							150,000	(4)	522,000	—	—
							275,000	(5)	957,000	—	—
Brett H. Kaufman	50,000	—		—	0.90	01/14/2020				—	—
	125,000	—		—	1.28	03/02/2021				—	—
	125,000	—		—	2.80	01/31/2022				—	—
	62,500	—		—	1.40	01/28/2023				—	—
	75,000	—		—	3.25	01/17/2024				—	—
							10,000	(2)	34,800	—	—
							20,000	(3)	69,600	—	—
							37,500	(4)	130,500	—	—
							60,000	(5)	208,800	—	—
Joseph Giovanniello	50,000	—		—	0.90	01/14/2020				—	—
	50,000	—		—	1.28	03/02/2021				—	—
	50,000	—		—	2.80	01/31/2022				—	—
	25,000	—		—	1.40	01/28/2023				—	—
	30,000	—		—	3.25	01/17/2024				—	—
							10,000	(2)	34,800	—	—
							20,000	(3)	69,600	—	—
							37,500	(4)	130,500	—	—
							60,000	(5)	208,800	—	—

(1)	These options vested on January 14, 2020.

(2)	These shares of restricted stock vested on January 14, 2020.

(3)	Half of these shares of restricted stock vested on January 13, 2020 and the remainder vested on the Closing Date.

(4)	One-third of these shares of restricted stock vested on January 12, 2020 and the remainder vested on the Closing Date.

(5)	One-quarter of these shares of restricted stock vested on January 10, 2020 and the remainder vested on the Closing Date.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock for our Named Executive Officers during 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Lampen	600,000	1,503,000	143,750	451,750
Mark Zeitchick	600,000	1,503,000	262,500	824,938
Adam Malamed	200,000	501,000	150,000	471,656
Brett H. Kaufman	—	—	42,500	133,275
Joseph Giovanniello	—	—	42,500	133,275

(1)	Represents the difference between the exercise price and the market price of the common stock on the date of exercise for each option.

Pension Benefits

We do not provide pension benefits to our Named Executive Officers.

Nonqualified Deferred Compensation

We do not maintain defined contribution or other plans providing for the deferral of compensation on a basis that is not tax qualified.

Qualified Employee Stock Purchase Plan

On November 6, 2002, our shareholders approved the Qualified Employee Stock Purchase Plan (the “QESPP”), under which a total of 5,000,000 shares of our common stock were available for issuance. On November 1, 2006, our shareholders approved an amendment to increase the number of shares available for issuance under the plan to 10,000,000 shares. In September 2012, our shareholders approved the amendment and restatement of the QESPP. Under this stock purchase plan, as administered by the compensation committee, all full-time employees could use a portion of their salary to acquire shares of our common stock during designated periods. Designated periods were set at three months long and commenced on January 1st, April 1st, July 1st and October 1st of each year and ended on March 31st, June 30th, September 30th and December 31st of each year. On the first day of each such period, known as the “date of grant,” each participating employee was automatically granted an option to purchase shares of our common stock to be automatically exercised on the last trading day of the three-month purchase period comprising an option period. The last trading day of an option period was known as an “exercise date.” On the exercise date, amounts withheld during the period were applied to purchase shares from us for the participating employees. The purchase price under the QESPP was 95% of the last sale price of our common stock on the exercise date. As of December 31, 2019, 5,199,006 shares of common stock had been issued under the QESPP. The QESPP was terminated effective as of the Closing Date.

Potential Termination or Change in Control Payments

As of December 31, 2019, Richard Lampen, Mark Zeitchick, Adam Malamed, Brett H. Kaufman and Joseph Giovanniello had employment agreements with us that provided for potential payments in the event of their termination. Under each of Mr. Lampen’s, Mr. Zeitchick’s and Mr. Malamed’s employment agreements, if the agreements were terminated by the Company without “Cause” or by the executive for “Good Reason” (as each such term is defined in the agreements), or in the event of the executive’s death or disability, or in the case of Mr. Lampen, in the event of retirement (at age 66 or older), the executives would be entitled to a severance period (24 months in the case of Mr. Lampen and 18 months in the case of Messrs. Zeitchick and Malamed) in which the executive will continue to be paid his base salary, bonuses and benefits, in addition to having all stock awards immediately vest upon termination; provided, however, that in the case of Mr. Lampen’s retirement, the Company shall have the option of paying the salary and bonus in shares of the Company’s common stock. The total estimated payment in the event Mr. Lampen’s employment had been terminated on December 31, 2019 for the reasons set forth above would have been approximately $4,203,163. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2019 for the reasons set forth above would have been approximately $2,983,074. The total estimated payment in the event Mr. Malamed’s employment had been terminated on December 31, 2019 for the reasons set forth above would have been approximately $2,461,143. Each of Messrs. Lampen, Zeitchick and Malamed resigned for “Good Reason” following the Merger and received the benefits set forth above. For Messrs. Lampen, Zeitchick and Malamed, the cash payments payable to each such executive consisted of a lump sum severance payment equal to 1.5 times (2 times in the case of Mr. Lampen) the sum of (i) the executive’s base salary and (ii) the bonus (inclusive of any amounts deferred and retention amounts) paid to the executive in respect of the performance period that ended immediately prior to the performance period in which the termination occurred (or, if greater, the bonus paid in respect of 2014 for Messrs. Lampen and Zeitchick and 2017 for Mr. Malamed).

If termination occurred within two years after any “Change in Control” (as defined in the agreements), the executive would be paid a lump sum payment equal to a number of months multiplied by the executive’s base salary and bonuses (such number of months being 24 months in the case of Mr. Lampen and 18 months in the case of Messrs. Zeitchick and Malamed). Additionally, if a “Change in Control” occurred within twelve months after termination of employment by the Company without “Cause” or by the executive with “Good Reason,” the Company’s remaining severance period payment obligations would instead be paid in one lump sum. The total estimated payment in the event Mr. Lampen’s employment had been terminated on December 31, 2019 as a result of a “Change in Control” would have been approximately $4,203,163. The total estimated payment in the event Mr. Zeitchick’s employment had been terminated on December 31, 2019 as a result of a “Change in Control” would have been approximately $2,983,074. The total estimated payment in the event Mr. Malamed’s employment had been terminated on December 31, 2019 as a result of a “Change in Control” would have been approximately $2,461,143.

If terminated by the Company for “Cause” or by executive without “Good Reason,” the executive would be entitled only to any salary and expense reimbursement owed to him through the date of termination.

Each of Messrs. Lampen’s, Zeitchick’s and Malamed’s employment agreements defined “Cause,” “Disability,” “Good Reason” and “Change in Control” as follows:

●	Cause means: (i) having been convicted of or entered a plea of nolo contendere with respect to a criminal offense constituting a felony; (ii) having committed in the performance of his duties under the agreement one or more acts or omissions constituting fraud, dishonesty, or willful injury to us which results in a material adverse effect on our business, financial condition or results of operations; (iii) having committed one or more acts constituting gross neglect or willful misconduct which results in a material adverse effect on our business, financial condition or results of operations; (iv) having willfully or knowingly exposed us to criminal liability substantially caused by the executive which results in a material adverse effect on our business, financial condition or results of operations; or (v) having failed, after written warning from our board of directors specifying in reasonable detail the breach(es) complained of, to substantially perform his duties under the agreement (excluding, however, any failure to meet any performance targets or to raise capital or any failure as a result of an approved absence or any mental or physical impairment that could reasonably be expected to result in a “Disability”).

●	Disability means: mental or physical impairment or incapacity rendering such executive substantially unable to perform his duties under the agreement for more than 180 days out of any 360-day period during his employment period.

●	Good Reason means: (i) a material diminution of such executive’s duties and responsibilities provided in the agreement, including, without limitation, the failure to elect or re-elect such executive to the same office and as a member of our board of directors or the removal of such executive from any such position, (ii) a reduction of such executive’s base salary or target bonus opportunity as a percentage of base salary, (iii) any material breach of any material provision of the agreement by us, (iv) relocation of his office location from the Miami, Florida metropolitan area, (v) a change in such executive’s reporting relationship; and (vi) the failure of a successor to all or substantially all of our business and/or assets to promptly assume and continue our obligations under the agreement, whether contractually or as a matter of law, within 15 days of such transaction.

●

Change in Control means the occurrence of: (i) any “person” (as such term is defined in the Exchange Act and as used in Section 13(d)(3) and 14(d)(2) of the Exchange Act), other than Dr. Phillip Frost, any member of his immediate family, and any “person” or “group” (as used in Section 13(d)(3) of the Exchange Act) that is controlled by Dr. Frost or any member of his immediate family, any beneficiary of the estate of Dr. Frost, or any trust, partnership, corporate or other entity controlled by any of the foregoing, is or becomes, a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing 50% or more of the combined voting power of our outstanding securities eligible to vote for election of our board of directors; or (ii) the individuals who, as of the date of the Agreement, were members of our board of directors (the “Incumbent Board”), cease for any reason to constitute at least two-thirds of the Incumbent Board; provided, however, that if either the election of any new director or the nomination for election of any new director was approved by a vote of more than two-thirds of the Incumbent Board, such new director shall be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened election contest or proxy contest; or (iii) consummation of a reorganization, merger or consolidation, sale, disposition of all or substantially all of our assets or stock or any other similar corporate event, in each case, unless following such event, (a) all or substantially all of the individuals or entities who were the beneficial owners, respectively, of our voting stock entitled to vote generally in the election of directors immediately prior to such event beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding voting securities entitled to vote generally in the election of our directors, as the case may be, of the corporation resulting from such event and (b) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for the event constitute at least a majority of the members of the board of directors of the relevant surviving corporation.

Under Mr. Kaufman’s employment agreement, we are required to pay Mr. Kaufman a severance amount equal to his annual base salary ($375,000 at December 31, 2019) due to his termination by us without “Cause” or by him for “Good Reason”. In the event that Mr. Kaufman’s employment is terminated due to death or “Disability,” Mr. Kaufman will be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($550,000 in the case of any termination in 2019). Also, Mr. Kaufman and his family will be entitled to receive company paid health and dental benefits for a period of up to 18 months following any termination due to death, “Disability”, without “Cause” or with “Good Reason” (approximately $61,143 at December 31, 2019). The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2019 without “Cause” or for “Good Reason” was $436,143. The total estimated payment in the event Mr. Kaufman’s employment had been terminated on December 31, 2019 as a result of his death or disability was approximately $611,143. Additionally, Mr. Kaufman is entitled to a supplemental severance payment in the amount of $550,000 upon a qualifying termination in connection with the Merger.

Mr. Kaufman’s employment letter defines “Cause”, “Disability” and “Good Reason” as follows:

●	Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Kaufman’s ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates, or (v) substantial impairment from performing his duties for a period of longer than 60 consecutive days or more than 120 days as a result of an action taken by a regulatory body or self-regulatory agency.

●	Disability means that Mr. Kaufman, as a result of incapacity due to physical or mental illness, has been substantially unable to perform his normal duties for an entire period of six consecutive months, and has not returned to the substantial performance of his duties on a full-time basis within 30 days after written notice of termination is given by us after such six-month period.

●	Good Reason means: (i) a material diminution in duties or responsibilities, (ii) failure to appoint or elect Mr. Kaufman as our senior vice president and chief financial officer or his removal from such position, (iii) a reduction in his base salary, (iv) relocation of his office to a location outside of Miami, Florida (other than in connection with travel necessary to perform his duties), or (v) a material breach by us of his employment letter, an indemnification agreement between us or any equity agreement between us, including, without limitation, the failure of any successor to all or substantially all of our assets to assume our obligations under the employment letter and the indemnification agreement.

Under Mr. Giovanniello’s employment agreement, we were required to pay Mr. Giovanniello a severance amount equal to his annual base salary ($350,000 at December 31, 2019) due to his termination by us without “Cause” or by him for “Good Reason”. In the event that Mr. Giovanniello’s employment was terminated due to death or “Disability”, Mr. Giovanniello would be entitled to receive a pro-rata bonus for the year of termination based on his bonus for the prior year ($550,000 in the case of any termination in 2019). Also, Mr. Giovanniello and his family would be entitled to receive company paid health and dental benefits for a period of up to 18 months following any termination due to death, “Disability”, without “Cause” or with “Good Reason” (approximately $60,671 at December 31, 2019). The total estimated payment in the event Mr. Giovanniello’s employment had been terminated on December 31, 2019 without “Cause” or for “Good Reason” was $410,671. The total estimated payment in the event Mr. Giovanniello’s employment had been terminated on December 31, 2019 as a result of his death or disability was approximately $610,671. On the Closing Date, Mr. Giovanniello resigned with “Good Resign” from his position as our Senior Vice President – Business and Legal Affairs and received the applicable benefits set forth above as well as a supplemental severance payment in the amount of $550,000. Mr. Giovanniello’s employment letter defined “Cause”, “Disability” and “Good Reason” as follows:

●	Cause means: (i) conviction of, or the entry of a plea of guilty or nolo contendere to, a felony, (ii) alcoholism or drug addiction which materially impairs Mr. Giovanniello’s ability to perform his duties, (iii) continued, intentional and willful failure to substantially and materially perform his material duties and responsibilities hereunder after receipt of written notice and failure to cure within 30 days of such notice, (iv) willful and deliberate misconduct that results, or is reasonably likely to result, in material and demonstrative harm to us or our subsidiaries or affiliates or (v) substantial impairment from performing his duties for a period of longer than sixty (60) consecutive days or more than 120 days as a result of an action against taken by a regulatory body or self-regulatory agency.

●	Disability means that Mr. Giovanniello, as a result of incapacity due to physical or mental illness, has been substantially unable to perform his normal duties for an entire period of six consecutive months, and has not returned to the substantial performance of his duties on a full-time basis within 30 days after written notice of termination is given by us after such six-month period.

●	Good Reason means: (i) a material diminution in duties or responsibilities, (ii) removal of Mr. Giovanniello as our senior vice president-corporate and regulatory affairs, (iii) a reduction in his base salary, (iv) relocation of his office to a location outside of New York City (other than in connection with travel necessary to perform his duties), or (v) a material breach by us of his employment letter, an indemnification agreement between us or any equity agreement between us, including, without limitation, the failure of any successor to all or substantially all of our assets to assume our obligations under the employment letter and the indemnification agreement.

Also, certain of our option and restricted stock agreements contained clauses that provided that in the event of a change in control of our company, or upon the death or disability of the option holder or upon the termination of the option holder without cause or for good reason, all stock options or shares of restricted stock under such an agreement become fully vested. The unrealized value of in-the-money unvested stock options and unvested restricted stock subject to accelerated vesting are shown below as potential payments to the Named Executive Officers. The unrealized value was calculated by multiplying the number of unvested shares under “Outstanding Equity Awards at December 31, 2019” above by the closing price of a share of common stock on December 31, 2019 ($3.48), then, in the case of options, deducting the aggregate exercise price of the unvested stock options.

Name	Change-in- Control ($)	Death ($)	Disability ($)	Termination by Company without Cause or by Named Executive Officer with Good Reason ($)
Richard J. Lampen	2,977,750	2,977,750	2,977,750	2,977,750
Mark Zeitchick	2,977,750	2,977,750	2,977,750	2,977,750
Adam Malamed	1,859,125	1,859,125	1,859,125	1,859,125
Brett H. Kaufman	443,700	443,700	443,700	443,700
Joseph Giovanniello	443,700	443,700	443,700	443,700

Director Compensation

Prior to the Closing Date, Directors who were also employees received no additional compensation for serving as directors. Each of our non-employee directors received annual director fees of $50,000 (increased to $75,000 effective as of January 1, 2019), payable in quarterly installments. Audit committee, compensation committee and nominating and corporate governance committee members each received an additional annual fee of $10,000, $5,000 and $5,000, respectively. In addition, effective as of January 1, 2019, non-employee members of the executive committee received an additional annual fee of $50,000. The lead independent director received an additional annual fee of $150,000. The chair of each of the audit, compensation and nominating and corporate governance committees received an additional annual fee of $10,000. Upon their election or re-election, as the case may be, we granted our non-employee directors 30,000 shares of restricted stock under our 2009 Plan, with such shares vesting over a two-year period, subject to earlier vesting upon death, disability or a change of control of the Company. We also reimbursed directors for costs incurred in attending board and committee meetings.

In addition, for 2019, we paid a discretionary bonus of $1,525,000 in January 2020 to Howard Lorber, our former vice-chairman, based on the contributions made by him to the growth of our business, including through recruiting, acquisitions and development of client relationships

The following table summarizes director compensation for 2019. Compensation for directors who are also Named Executive Officers is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Total ($)
Henry C. Beinstein	100,000	105,300	—	205,300
Glenn C. Davis	90,000	105,300		195,300
Brian S. Genson	85,000	105,300	—	190,300
Dr. Richard M. Krasno	295,000	105,300	—	400,300
Michael S. Liebowitz (2)	67,500	215,700		283,200
Howard M. Lorber	1,600,000	105,300	—	1,705,300
Jacqueline M. Simkin	100,000	105,300	—	205,300

(1)	Represents the aggregate grant date fair value of restricted stock granted for the year ended December 31, 2019 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the director. The FASB ASC Topic 718 amounts from these grants may never be realized by the director.

(2)	Mr. Liebowitz was appointed to the board of directors effective as of January 25, 2019.

The aggregate number of outstanding option awards and shares of restricted stock held by each of our non-executive directors at December 31, 2019 was as follows:

Name	Aggregate Number of Option Awards	Aggregate Number of Stock Awards
Henry C. Beinstein	290,000	45,000
Glenn C. Davis	—	45,000
Brian S. Genson	290,000	45,000
Richard Krasno, M.D.	290,000	45,000
Michael S. Liebowitz	—	60,000
Howard M. Lorber	2,590,000	45,000
Jacqueline M. Simkin	290,000	45,000

Compensation Committee Interlocks and Insider Participation

During 2019, each of Henry C. Beinstein, Brian S. Genson, Dr. Richard Krasno, Michael S. Liebowitz and Jacqueline M. Simkin served on our compensation committee for all or part of the year, with Dr. Krasno serving as chairman. No member of the compensation committee during 2019 was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure pursuant to SEC rules and regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure pursuant to SEC rules and regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table contains information at December 31, 2019 regarding our equity compensation plans. Our equity compensation plans were terminated as of the Closing Date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	22,105,064	$2.26	23,353,749	(1)

(1)	Consists of 8,728,333 shares that were available for future issuance under our 1999 Plan and 14,625,416 that were available for future issuance under the 2009 Plan.

Security Ownership of Certain Beneficial Owners and Management

As of April 26, 2020, we had 100 shares of our common stock outstanding, all of which were owned by Advisor Group Holdings, Inc., which is owned by private investment funds sponsored by Reverence Capital Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

In accordance our audit committee charter and our written related party transactions policy, prior to the Closing Date our audit committee reviewed and approved or ratified all related party transactions to the extent we entered into such transactions. In addition, our Code of Business Conduct and Ethics required us to avoid related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our audit committee. Related-party transactions are defined as transactions in which:

●	the aggregate amount involved is expected to exceed $120,000 in any calendar year;

●	we or any of our subsidiaries is a participant; and

●	any related person has or will have a material interest.

Our related party transactions policy defines a related person as any of the following: (a) our affiliates, (b) entities for which investments in their equity securities would be required to be accounted for by the equity method, absent the election of the fair value option subsection of FASB ASC Section 825-10-15, (c) employee benefit plans and the related trusts which are managed by or under the trusteeship of management, (d) our principal owners and management and members of their immediate families, (e) other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, (f) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interest, (g) our directors and director nominees, (h) our executive officers, (i) a five percent or greater beneficial owner of our common stock and (j) an immediate family member of the persons listed in clauses (g), (h) or (i).

A conflict of interest can arise when a person takes actions or has interests that may make it difficult for such person to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. The audit committee considered all relevant factors when determining whether to approve a related party transaction, including:

●	whether the transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party under the same or similar circumstances; and

●	the extent of the related party’s interest in the transaction.

A director could not participate in the approval of any transaction in which he or she was a related party, but had to provide the audit committee with all material information concerning the transaction. Also, we required each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related-party transactions. These procedures were intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or officer.

Related Party Transactions

From time to time, our subsidiary, Ladenburg Thalmann & Co. Inc., provides investment banking services in the ordinary course on customary terms to companies in which certain of our former directors may be directors and/or shareholders.

In September 2006, we entered into a management services agreement with Vector Group under which Vector Group agreed to make available to us the services of Richard J. Lampen, Vector Group’s executive vice president, to serve as our president and chief executive officer and to provide certain other financial, tax and accounting services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of tax returns. In consideration for such services, we paid Vector Group an $850,000 annual fee plus any direct, out-of-pocket costs, fees and other expenses incurred by Vector Group or Mr. Lampen in providing such services, and agreed to indemnify Vector Group for any liabilities arising out of the provision of the services. We paid $850,000 in 2019 to Vector Group under this agreement. The agreement was terminable by either party upon 30 days’ prior written notice. The agreement was terminated in connection with the Merger.

In February 2018, we extended our office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our former chairman and principal shareholder, for the five-year period expiring in February 2023. The lease relates to space in an office building in Miami, Florida where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. Rental payments for 2019 amounted to approximately $560,000. The lease provides for aggregate payments during the remaining term of approximately $1,776,000 and minimum annual payment of $444,000.

In October 2015, Investacorp, Inc. extended its office lease with Frost Real Estate Holdings, LLC for a five-year lease ending in September 2020. The lease provides for aggregate payments during the five-year term of approximately $2,420,000 and minimum annual payments of $484,000. The lease relates to space in the same office building in Miami, Florida, where our principal executive offices and a branch office of Ladenburg Thalmann & Co. Inc. are located. Rental payments for 2019 amounted to approximately $533,000. We received the advice of a commercial real estate firm at the time we entered into the original lease that the lease terms were as fair as could have been obtained from an unaffiliated third party.

Ladenburg Thalmann & Co. Inc. employs Steven Zeitchick, the brother of Mark Zeitchick, a former director and our former executive vice president. In 2019, Steven Zeitchick received approximately $303,000 in compensation.

Mr. Dan Sachar, who is the son-in-law of Richard Lampen, our former chairman, president and chief executive officer, is our vice president, enterprise innovation. Mr. Sachar’s total compensation for 2019 was approximately $455,000, which includes his base salary, annual cash bonus, equity awards and 401(k) matching contributions for 2019.

One of our wholly owned subsidiaries, Securities Service Network, LLC (“SSN”), has an operating lease for office facilities with Cogdill Capital LLC, an entity in which SSN’s Chief Executive Officer and Chief Financial Officer are members who own a minority percentage of such entity. Rent expense under such lease amounted to $302,000 in 2019. The lease was extended for an additional year on April 1, 2020, with a monthly base rent of $26,120 during such year.

We were party to an agreement with Castle Brands Inc. (“Castle”) under which we provided certain administrative, legal and financial services to Castle. Richard Lampen, our former chairman, president and chief executive officer was also the president and chief executive officer of Castle and various of our former directors served as directors of Castle. We were paid approximately $203,000 under this agreement in 2019. The agreement was terminated in 2019.

In January 2019, Michael Liebowitz joined our board of directors. Mr. Liebowitz was president and CEO of Harbor Group, and owned 50% of the equity interests in Harbor Group until the sale of Harbor Group in September 2018. During the year ended December 31, 2019, Harbor Group was paid by unaffiliated insurance carriers approximately $183,000 in brokerage commissions for placing policies covering us and our subsidiaries. Mr. Liebowitz did not receive any direct compensation from us during the year ended December 31, 2019, other than applicable director fees.

Independence of Directors

Prior to the Closing Date, we followed the NYSE American rules in determining if a director was independent. Our board of directors also consulted with our counsel to ensure that the board’s determination was consistent with those rules and all other relevant laws and regulations regarding director independence. In making its independence determinations, our board considered that in the ordinary course of business we may provide commercial and investment banking, financial advisory and other services to some of the independent directors and to business organizations and individuals associated with them. Our board determined that, based on available information, none of these relationships were material or affected the independence of any director. Consistent with these considerations, our board of directors affirmatively determined that Ms. Simkin, Dr. Krasno and Messrs. Beinstein, Davis, Genson and Liebowitz were independent directors. Our other directors were not independent under the NYSE American rules because we employed them or they had other relationships with us that may result in them not being “independent.” All members of our audit, compensation and nominating and corporate governance committees were independent. Also, our board of directors affirmatively determined that each member of our audit committee and compensation committee was independent for audit committee and compensation committee purposes based on the more stringent independence standards imposed by applicable NYSE American and SEC rules.

Following the Closing Date, our directors no longer meet the independence standards, as we are no longer required to comply with NYSE American rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to EisnerAmper LLP

For the fiscal years ended December 31, 2019 and 2018, EisnerAmper LLP served as our independent registered certified public accounting firm. EisnerAmper LLP billed us the following amounts for professional services rendered for 2019 and 2018:

	2019	2018
Audit fees	$2,636,000	$2,107,000
Audit-related fees	189,000	153,000
Tax fees	—	—
All other fees	—	—

Total fees	$2,825,000	$2,260,000

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

All Other Fees include fees for products and services provided by EisnerAmper LLP, other than the services reported above.

Audit Committee Pre-Approval Policy

Our audit committee pre-approved the engagement of EisnerAmper LLP to render audit and non-audit services. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Index

(b)

Exhibit
Number	Exhibit

31.3	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (incorporated by reference to exhibit 101.INS to our annual report on Form 10-K filed with the SEC on March 13, 2020)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to exhibit 101.SCH to our annual report on Form 10-K filed with the SEC on March 13, 2020)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to exhibit 101.CAL to our annual report on Form 10-K filed with the SEC on March 13, 2020)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to exhibit 101.DEF to our annual report on Form 10-K filed with the SEC on March 13, 2020)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to exhibit 101.LAB to our annual report on Form 10-K filed with the SEC on March 13, 2020)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to exhibit 101.PRE to our annual report on Form 10-K filed with the SEC on March 13, 2020)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

LADENBURG THALMANN FINANCIAL SERVICES INC.

By:	/s/ JAMIE PRICE
Jamie Price
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ BRETT H. KAUFMAN
Brett H. Kaufman
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

